Form 10-K
period 2021-10-31
Western Magnesium Corp.
filed 2022-02-15
CIK 1801762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number: 000-56323

WESTERN MAGNESIUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	61-1934413
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8180 Greensboro Drive, Suite 720 McLean, Virginia, United States	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (571) 378-0762

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on April 30, 2021 was approximately $31,641,937.

As of January 31, 2022, the registrant had 421,871,770 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Annual Report on Form 10-K. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the Securities and Exchange Commission (the “SEC”) before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

ITEM 1. BUSINESS.

Corporate History

Western Magnesium Corporation (the “Company,” “Western Magnesium,” “we,” “us” and “our”) was incorporated under the Company Act (British Columbia) on March 24, 1966 as “Ft. Lauderdale Resources Inc.”. The Company changed its name to Amcorp Industries Inc. on July 20, 1990, to Molycor Gold Corporation on May 17, 1996, to Nevada Clean Magnesium Inc. on April 16, 2012 and to Western Magnesium Corporation on May 14, 2019. On May 14, 2019, the Company discontinued from the jurisdiction of the Business Corporations Act (British Columbia) and domesticated under the General Corporation Law of the State of Delaware under the name “Western Magnesium Corporation. We are a publicly traded company with our shares listed on the TSX Venture Exchange (the “TSX-V”) under the symbol “WMG.V”, on OTCQB market under the symbol “MLYF” and on the Frankfurt Stock Exchange under the symbol “3WM”.

The Company has two wholly-owned subsidiaries: Western Magnesium Corp., incorporated in the State of Nevada which manages the exploration work on the Company’s Nevada properties; and, Western Magnesium Canada Corp. incorporated on May 3, 2019 in British Columbia, Canada which manages the Canadian operations.

As we are currently in our research and development phase, we do not yet have significant operating revenues.

The address of the Company’s USA office and principal place of business is 8180 Greensboro Drive, Suite 720, McLean, Virginia, United States 22102. Our telephone number is (571) 378-0762 and our website is www.westernmagnesium.com. The address of the Company’s Canadian office is 580 Hornby Street, Suite 900, Vancouver, British Columbia, Canada V6C 3B6.

Our website and the information contained therein, or connected thereto, are not intended to be incorporated into this Annual Report on Form 10-K.

Business Overview

We are a reporting issuer in Canada listed for trading on the TSX Venture Exchange (the “TSX-V”) under the symbol “WMG.V”. Our common stock is also traded in the United States on the OTCQB tier of the OTC Markets (the “OTCQB”) under the symbol “MLYF” and in Germany on the Frankfurt Stock Exchange under the symbol “3WM”.

We have developed proprietary magnesium production technology with the aim of becoming a premier low-cost producer of green primary magnesium metal. We are in the final stages of construction and commencing test production of magnesium at a research and development pilot plant in metropolitan Vancouver, British Columbia, Canada. We have commenced test production at this facility in the last calendar quarter of 2021with full pilot facility operations expected to commence in the second calendar quarter of 2022 after all safety testing is complete. Our proprietary technology utilizes a continuous silicothermic process that is expected to produce high grade magnesium with low labor and energy costs while generating minimal waste and toxic by-products.

In addition, we own a 100% interest in 81 unpatented lode mining claims totaling approximately 1,673 acres (the “Tami Mosi Mining Claim”), four unpatented lode mining claims totaling approximately 10 acres located in the Moor Mining District in Elco County, Nevada and a 100% interest in three patented mining claims located in the Pinto mining district of Nevada totaling approximately 296 acres (the “Silverado Mining Claim”). We do not plan on commencing extraction of minerals at this time from any mining claims we hold because we have identified alternative sources of supply of dolomite and ferrosilicon, the primary raw materials used to produce pure magnesium. We may in the future, however, commence extraction of minerals from the Tami Mosi Mining Claim if we are unable to purchase raw materials from the alternative sources we have identified at commercially reasonable rates. In addition, we do not consider our mining claims to be material to our business or financial condition.

General Development of Our Business

In 2006, we acquired the Silverado Mining Claim. During the year ended October 31, 2013, an impairment was recorded on this claim for $412,793 reducing its book value to $1.

In 2009, we acquired 27 mining claims totaling approximately 1,744 acres on property located southeast of Beaverdell, British Columbia (the “Beaverdell Mining Claim”). During the year ended October 31, 2013, an impairment was recorded on this claim for $335,133 reducing its book value to $1. During the year ended October 31, 2020, we sold our interest in the Beaverdell Mining Claim for $50,000 and recognized a gain on sale of $37,156.

On October 9, 2006, we acquired the Tami Mosi Mining Claims. On May 1, 2009, an Initial Resource Estimate was completed by Norm Tribe & Associates, Ltd. On June 11, 2010, a Phase 1 Process Development Study for Exploitation of the Tami Mosi Mining Claims was completed by Haze Research, Inc. On August 3, 2011, an updated resource estimate was completed by Tetra Tech, Inc. (“Tetra Tech”), on September 15, 2011 a Preliminary Economic Assessment and Technical Report of the Tami-Mosi Magnesium Project was completed by Tetra Tech and amended on July 4, 2014.

On April 4, 2017, we completed construction of a bench scale test furnace that employed our proprietary continuous silicothermic process and in October 2017, we successfully completed furnace preparations - a major milestone in the testing of our bench scale pilot furnace.

In November 2017, we completed “proof of concept” in the production of magnesium metal from our bench scale test furnace. The metal produced was a result from a partial test charge being conducted in order to identify any operational deficiencies in the furnace prior to a full charge test of dolime material.

In January 2018, we received a final assay report assessing the purity of the raw magnesium metal produced from our bench scale pilot furnace test program. In accordance with ASTM International standard ASTM E1479-16, the testing was analyzed via inductively coupled plasma (ICP). This unrefined magnesium metal was found to have a very good metal purity capable of producing ASTM B92 grade metal with minimal treatment. No impurities were found which would impact food grade applications.

In July 2018, we entered into an agreement with Industrial Surplus Ltd. (“ISL”) to build a silicothermic reduction furnace based on our bench scale test furnace.

In December 2018, our technical team produced a magnesium ingot from dolomite obtained from the Tami Mosi Mining Claims. This accomplishment completed the proof-of-concept stage allowing us to develop a pilot magnesium furnace based on the bench scale furnace.

Our Business

We have developed proprietary magnesium production technology with the aim of becoming a premier low-cost producer of green primary magnesium metal. We are in the final stages of construction and commencing test production at a research and development pilot plant in Metropolitan Vancouver, British Columbia, Canada. Our proprietary technology utilizes a continuous silicothermic process that is expected to produce high grade magnesium with low labor and energy costs while generating minimal toxic by-products.

Plan of Operations

In order to complete construction and commencing testing at our planned research and development pilot plant, the following are the key milestones that expect to achieve over the next 12 months following the date of this Annual Report on Form 10-K:

●	Complete construction of the plant;
●	Commission the plant and complete final training of operations staff;
●	Commence metal production under various scenarios to ensure sufficient data is collected;
●	Begin the request for proposal process for commercial engineering, procurement and construction management (“EPCM”) firm;
●	Select EPCM firm;
●	Review all pilot data with chosen EPCM firm and validate proposed required operational scenarios; and
●	Begin geotechnical assessments of proposed full-scale magnesium production facility in Harrison County, Ohio.

We estimate that the costs to complete this work will be approximately $8,000,000. We have commenced production in the pilot reactor in the last calendar quarter of 2021 with full pilot facility operations expected to commence in the second calendar quarter of 2022 after all safety testing is complete.

Following completion of our magnesium research and development pilot plant, we intend to construct a full-scale magnesium production facility with expected capacity to produce 100,000 metric tons per year that will be scalable for greater production levels located on 122 acre property located in Harrison County, Ohio. The proposed plant will be adjacent to the future home of a modern mixed fuels power plant which is expected to provide power to our planned magnesium production plant. The proposed Harrison County, Ohio location is close to a dolomite supply and has an infrastructure of rail and highway that is capable of transporting our magnesium finished product to industries across the United States. Our plans will require a significant amount of additional capital.

Magnesium and Its Production

Magnesium is the lightest and strongest of the structural metals, just one-fourth the weight of steel, two-fifths the weight of titanium, and two-thirds the weight of aluminum. Magnesium has multiple industrial and consumer applications. Magnesium ingots are a prime raw material input for the production of titanium and aluminum alloys and magnesium alloys. Magnesium powder and granules are used to remove sulfur in the production of steel. Due to their unique light weight and high strength properties, magnesium alloys are used in a variety of aircraft and automobile parts, as well as in electronic equipment such as computers, cameras and cellular phones.

Most magnesium produced globally comes from natural minerals such as dolomite and magnesite in the form of magnesium carbonate. It can also be found in seawater and in salt lakes brines or underground mineral salt deposits. Magnesium can be produced through several different methods including the electrolytic process or thermal-reduction as practiced in the most commonly used Pidgeon process.

The electrolytic process involves the electrolysis of molten magnesium chloride which produces molten magnesium and chlorine. The metal is cast into ingots for further processing as needed and the chlorine by product may be sold for use in the production of polymers such as polyvinyl chloride pipe (PVC).

In the thermal-reduction method calcined magnesium containing ores (magnesite and dolomite) are broken down into fine powder and mixed with reducing agents and catalyst agent. The mixture is heated in a vacuum chamber producing magnesium vapors which later condense into crystals. The crystals are then melted, refined and poured into ingots for further processing.

The Pidgeon process, using ferrosilicon as s catalyst, is most commonly used for production of magnesium as its operation is relatively easy and has a low capital cost. The traditional process using horizontal retorts is high in energy consumption and has low productivity.

Dependence on Customers, Principal Products, or Services

Since we have not commenced production of magnesium and have no revenues, we are currently not dependent on any customers. In addition, we do not anticipate producing any significant quantities of magnesium until we launch a full-scale production facility following the launch and testing of our magnesium research and development pilot facility.

Competitive Conditions and Our Position

Magnesium production is highly competitive and is dominated by several large producers in China, the United States, Israel, Brazil, Russia, Kazakhstan and Turkey. Once we commence magnesium, we will compete with existing producers that may have greater resources, access to public equity markets, more experienced management or may be more mature as a business. Production costs associated with the energy needed to fuel the magnesium refinery and raw material costs are a significant challenge facing all producers. We believe that the more energy efficient proprietary silicothermic magnesium production technology we are developing will enable us to be competitive with other magnesium producers who use the less energy efficient electrolytic process or thermal-reduction as practiced in the most commonly used Pidgeon process that consumes significantly greater resources. Further, we believe we face competition from manufacturers of other products, such as aluminum alloys, steel, titanium, plastics, composites, ceramics, and glass, among others. Product quality, price and availability are important differentiating factors. See Item 1A. “Risk Factors.” We expect to face significant competition, which may have an adverse effect on expected revenues.”

Sources and Availability of Materials

As discussed above, we are currently in the final stages of developing a research and development pilot magnesium production facility and consequently have no current need to obtain dolomite and ferrosilicon, the primary raw materials used to produce pure magnesium. The production of magnesium products is dependent, however, on a number of key inputs and their related costs, including raw materials and supplies related to production, as well as electricity and other local utilities. Dolomite and ferrosilicon are in abundant supply in Canada, where our research and development pilot plant is being constructed, and the United States, where we intend to construct our full-scale production facility. Once we commence commercial production of magnesium, any significant interruption or negative change in the availability or economics of the supply chain for key inputs, such as the raw material cost of dolomite and ferrosilicon, could, however, materially impact our business, financial condition, results of operations or prospects. We intend to purchase dolomite and ferrosilicon on a purchase order basis from local suppliers at market prices based on our production requirements. In addition, we believe there will be adequate availability of electricity needed to power our magnesium furnace and operate our production facility. Consequently, our management believes that we will have access to a sufficient supply of the key inputs for the foreseeable future.

Intellectual Property—Patents, Trademarks

We regularly seek to protect our intellectual property rights in connection with our production process and methods. We rely on non-disclosure/confidentiality agreements and segregate development and engineering duties among certain members of our development team to protect our intellectual property rights. To the extent we describe or disclose our proprietary production techniques, we redact or request redaction of such information prior to public disclosure. Despite these measures, we may be unable to detect the unauthorized use of, or take appropriate steps to enforce our intellectual property rights. Effective trade secret protection may not be available in every country in which we offer or intend to produce magnesium or offer our products for sale to the same extent as in the United States. Failure to adequately protect our intellectual property could impair our ability to compete effectively. Further, enforcing our intellectual property rights could result in the expenditure of significant financial and managerial resources and may not prove successful. Although we intend to protect our rights vigorously, there can be no assurance that these measures will be successful. See Item 1A. “Risk Factors” with respect to intellectual property.

We own the website domain www.westernmagnesium.com and www.westmagcorp.com and social media accounts across certain major platforms.

We do not have any patents or trademarks nor have we filed any patent or trademark applications in the United States or Canada.

Regulation of Magnesium Production and Mining, Environmental Compliance

Our pilot magnesium production facility that we are currently developing in Metropolitan Vancouver, British Columbia, Canada, will require local governmental approval before pilot operations can commence. We have applied for a business license, building permit, and all sub trade permits, which all have been issued along with a conditional business license. This license allows us to currently operate our Vancouver facility until we receive a final license which we expect to be issued in the first half of 2022 following a final inspection of the facility. A final inspection has been delayed due to a backlog in the permitting process due to COVID-19. Once operational, we will be subject to compliance with various types of government laws and regulations which often provide discretion to government authorities and could be interpreted, applied, or modified in ways to make our operations or compliance activities more costly. These laws and regulations include those relating to health and safety (WorkSafe BC, ASME, OSHA) (including those promulgated in response to the ongoing COVID-19 pandemic), competition, data privacy and security and environmental compliance. For a discussion of the risks associated with certain applicable laws and regulations, see Part I Item 1A of this prospectus.

Once we commence pilot magnesium production in Canada and mining in the U.S., we will be subject to extensive provincial environmental laws and regulations, including those relating to the release or discharge of materials into the air, water and soil, waste management, pollution prevention measures, the generation, storage, handling, use, transportation and disposal of hazardous materials, the exposure of persons to hazardous materials, and greenhouse gas emissions. Since our planned pilot magnesium production facility is not currently operational, we have not incurred any material costs for compliance with environmental laws.

We believe our planned operations in Canada and the holding of mining claims in the U.S. comply with the current environmental protection requirements. We are not subject to any admonition, penalty, investigations or inquiries imposed by the environmental regulators in Canada and the U.S., nor are we subject to any claims or legal proceedings to which we are named as a defendant for violation of any environmental laws and regulations.

Employees

As of October 31, 2021, we had 19 employees. We consider our relations with our employees to be good.

Available Information

Our website address is www.westernmagnesium.com. Through this website, our filings with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, will be accessible (free of charge) as soon as reasonably practicable after materials are electronically filed with or furnished to the SEC. The information provided on our website is not part of this Annual Report on Form 10-K.

You also may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Annual Report on Form 10-K, we have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. You should carefully consider the risks described below before making an investment decision.

Risks Related to our Business and Operations

Although our financial statements have been prepared on a going concern basis, we must raise additional capital to fund our operations in order to continue as a going concern.

Dale Matheson Carr-Hilton Labonte LLP, our independent registered public accounting firm for the fiscal year ended October 31, 2021, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended October 31, 2021, indicating that we have not generated revenues since inception, have incurred losses in developing our business, anticipate further losses and we require additional funds to meet our obligations and the costs of our operations. These factors raise substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business. In addition, trading in our common stock is subject to the “Penny Stock” rules adopted by the SEC which regulate broker-dealer practices in connection with Penny Stocks quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices. Consequently, these factors could make it difficult for investors to sell their shares and cause them to suffer the loss of all or a substantial portion of their investment.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities over the next twelve months. In order to have sufficient cash to fund our operations after this time period, we will need to raise additional equity or debt capital in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

We incurred net losses in the fiscal year ended October 31, 2021 and 2020 with net cash used in operating activities and cannot provide assurance as to when or if we will become profitable and generate cash in our operating activities.

We incurred net losses of $23,549,612 and $4,672,605 and net cash used in operating activities of $6,367,567 and $3,270,534 for the fiscal years ended October 31, 2021 and 2020, respectively. As of October 31, 2021, we had an aggregate accumulated deficit of $52,129,621. Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. In addition, we have historically experienced and may prospectively experience fluctuations in our quarterly earnings due to the nature of our business. Our long-term success is dependent upon among other things, completion of an operational magnesium production facility and generating revenue from sales of magnesium to reduce our cash needs, and there is no assurance that we will be able to achieve sales of magnesium.

We anticipate requiring substantial additional financing to operate our business and we may face difficulties acquiring additional financing on terms acceptable to us or at all.

We will need additional capital in the approximate amount of $8,000,000 to complete the buildout of our planned research and development pilot magnesium production plant and ultimately a full-scale production facility as well as sustain our operations and will need to seek further financing. If we fail to raise additional capital, as needed, our ability to implement these plans will be compromised. To date, our operations and production plant development have been funded from the proceeds of debt and equity financings. We expect to require substantial additional capital in the future primarily to fund working capital requirements of our business, including operational expenses, planned capital expenditures for our research and development pilot plant and ultimately a full-scale production facility and debt service.

Even if we obtain financing for our near-term operations and capital expenditures, we expect that we will require additional capital thereafter. Our capital needs will depend on numerous factors including: (i) the costs and timing of completion of construction of a full scall magnesium production facility; (ii) achieving magnesium sales; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by our existing shareholders will be reduced and our shareholders may experience significant dilution. In addition, new securities may contain rights, preferences, or privileges that are senior to those of existing securities. If we raise additional capital by incurring debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity securities, market fluctuations in the price of our securities could limit our ability to obtain equity financing.

No assurance can be given that any additional financing will be available to us, or if available, will be on terms favorable to us. If we are unable to raise capital when needed, our business, financial condition, and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

We have significant indebtedness under our debt obligations, which also include significant restrictions on our operations.

The significant level of indebtedness represented by the Convertible Debenture could have important consequences to our shareholders due to the following potential factors: (i) difficulty in satisfying obligations and covenants with respect to indebtedness; (ii) limitations on the ability to obtain additional financing to fund future working capital, capital expenditures or other general corporate requirements and increased cost of any additional borrowing; (iii) a requirement to pay the full principal amount plus accrued interest upon maturity on December 10, 2022, thereby reducing the amount of cash available for working capital, capital expenditures, acquisitions and other general corporate purposes; and (iv) placing us at a disadvantage compared to our less leveraged competitors.

Our ability to repay the principal and accrued interest upon maturity, or to refinance, our indebtedness will depend on our stock price and our ability to raise additional equity and/or indebtedness and future cash flow, which is subject to our completion of a full-scale magnesium production facility, future sales of magnesium, prevailing economic conditions, prevailing interest rate levels, and financial, competitive, business and other factors, many of which are beyond our control.

The Convertible Debenture contains numerous restrictive covenants that limit our discretion with respect to certain business matters, including our ability to incur additional indebtedness, to create liens or other encumbrances, to sell additional securities and to merge or consolidate with another entity or to make certain restricted payments, including declaring or paying dividends or other distributions. Our failure to comply with our obligations under the Convertible Debenture could result in a default, which, if not waived, could permit acceleration of the Convertible Debenture. If the Convertible Debenture under the Convertible Debenture were to be accelerated, there can be no assurance that our assets would be sufficient to repay in full that indebtedness.

The Convertible Debenture will need to be repaid, renewed, refinanced or converted no later than December 10, 2022. Although we believe that we can negotiate an extension or renewal of the Convertible Debenture or obtain replacement financing, if necessary, prior to the maturity of the Convertible Debenture, there can be no assurance that the maturity date under the Convertible Debenture will be extended or renewed or that future borrowings will be available to us, or available on acceptable terms, in an amount sufficient to meet our financing requirements at that time. If such an extension or renewal or future borrowings were not available, or not available on acceptable terms, in each case, as necessary at the applicable time, it would have a material adverse impact on our business and financial condition.

We may be subject to risks associated with increased liabilities and the ability to meet our debt obligations.

We have incurred substantial liabilities, in addition to the Convertible Debenture, to invest in the businesses of our subsidiaries. These liabilities have increased the risk of an investment in our common stock because the liabilities increase our need for capital to pay them. Our ability to pay our accounts payable and other liabilities and comply with the terms and conditions of our Convertible Debenture will depend upon our future performance and will be subject to financial, business and other factors affecting our business and operations, including general economic conditions. There are no assurances that we will be able to pay all of our liabilities as they become due.

If we fail to implement our development plans, our financial condition and results of operations could be materially and adversely affected.

A fundamental part of our strategy is to construct and operate a research and development pilot magnesium production facility using a continuous silicothermic reactor system technology we have developed. Although we have already commenced production for the purposes of testing and certification in the last calendar quarter of 2021 and have raised approximately $12,505,576, in fiscal 2021 and through the date of filing this Annual Report on Form 10-K, we will need additional financing to implement our development strategy to construct a full scale magnesium production facility. We may not have access to the funding required for this plan on acceptable terms. Our development plans may also suffer significant delays as a result of a variety of factors, such as legal and regulatory requirements, either of which could prevent us from completing our plans as currently expected. In addition, even if we can implement our strategy, development in the magnesium market, increased sales to various industries, including the automobile industry may not materialize to the extent we expect, or at all, resulting in unutilized magnesium production capacity. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

We may not be able to obtain necessary permits and authorizations.

We may not be able to obtain the necessary licenses, permits, certificates, or authorizations to operate our planned research and development pilot magnesium production facility in Metropolitan Vancouver, British Columbia, Canada and commence mining activities on our Tami Mosi mining claim, or may only be able to do so at great cost. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to magnesium production and mineral mining. Failure to comply with or to obtain the necessary licenses, permits, certificates, or authorizations could result in a delay in our ability to operate our planned research and development pilot magnesium production facility, which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to a broad range of health, safety and environmental laws, regulations and other requirements in Canada and the U.S. that may expose us to substantial claims, costs, and liabilities.

Magnesium production and mining is subject to numerous complex and stringent federal, state, and local laws, regulations, policies, and other requirements, including those related to health, safety, environmental, and waste management and disposal matters, which may expose us to substantial claims, costs, and liabilities. We may be subject to fines, penalties and other damages, such as natural resource damages and the costs associated with the investigation and cleanup of soil, surface water, groundwater, and other media under laws such as CERCLA (commonly known as Superfund) or similar U.S. and foreign regulations. These laws, regulations, policies, and other requirements could change or be applied or interpreted in ways that could (i) require us to enjoin, curtail, development of our planned research and development pilot magnesium production facility and mining operations in Nevada, including the implementation of corrective measures, the installation of additional equipment, or the undertaking of other remedial actions, or (ii) subject us to enforcement risk or impose on or require us to incur additional capital expenditures, compliance or other costs, fines, or penalties, any of which could adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock.

Once we commence magnesium production at our planned research and development pilot facility in Canada, the costs of complying with such laws, regulations, policies and other requirements, including participation in assessments, remediation activities, and cleanups of sites, as well as internal voluntary programs, are expected to be significant for the foreseeable future.

In addition, because environmental laws, regulations, policies and other requirements are constantly evolving, we expect to incur costs to maintain compliance and such costs could increase materially and prove to be more limiting and costly than we anticipate. Evolving standards and expectations can result in increased litigation and/or increased costs, all of which can have a material and adverse effect on our business operations, expected revenues and cash flows. Future compliance with environmental, health and safety legislation and other regulatory requirements or expectations may prove to be more limiting and costly than we anticipate and may disrupt our plans for development of a magnesium production facility.

Global climate change is an international concern and could impact our ability to conduct future operations.

Global climate change is an international issue and receives an enormous amount of publicity. We would expect that the imposition of international treaties or federal, state or local laws or regulations pertaining to mandatory reductions in energy consumption or emissions of greenhouse gases could affect the feasibility of our magnesium production and increase our operating costs.

Additionally, legislation and increased regulation regarding climate change could impose significant costs on us and/or our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and/or other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such regulations. Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance or ability to compete.

We will not have a highly diversified portfolio of assets.

We have invested in and plan to operate solely within the magnesium industry. Thus, an investment in our company will provide limited diversity as to asset type. Additionally, the assets to be held by us will be geographically concentrated as we intend to operate a single magnesium production facility in the United States. This lack of diversification could increase the risk associated with the revenue stream we expect to receive from the production and sale of magnesium and, as a result, could have a material adverse effect on our business, financial condition or results of operations.

We face risks related to our information technology systems, and potential cyber-attacks and security and privacy breaches.

Our use of technology is critical in our continued operations. We are susceptible to operational, financial and information security risks resulting from cyber-attacks and/or technological malfunctions. Successful cyber-attacks and/or technological malfunctions affecting us, or our service providers can result in, among other things, financial losses, the inability to operate our planned magnesium production facility, the unauthorized release of customer information or confidential information and reputational risk. We have not experienced any material losses to date relating to cybersecurity attacks, other information breaches or technological malfunctions. However, there can be no assurance that we will not incur such losses in the future. As cybersecurity threats continue to evolve, we may be required to use additional resources to continue to modify or enhance protective measures or to investigate security vulnerabilities.

We may store and collect personal information about future customers and will be responsible for protecting that information from privacy breaches that may occur through procedural or process failure, information technology malfunction or deliberate unauthorized intrusions. Any such theft or privacy breach would have a material adverse effect on our business, prospects, revenue, results of operation and financial condition. We are subject to laws, rules and regulations in the United States and other jurisdictions relating to the collection, processing, storage, transfer and use of personal data. Our ability to execute transactions and to possess and use personal information and data in conducting our business subjects us to legislative and regulatory burdens that may require us to notify regulators and customers, employees and other individuals of a data security breach. Evolving compliance and operational requirements under the privacy laws, rules and regulations of jurisdictions in which we operate impose significant costs that are likely to increase over time. In addition, non-compliance could result in proceedings against us by governmental entities and/or significant fines, could negatively impact our reputation and may otherwise adversely impact our business, financial condition and operating results.

We face risks related to our insurance coverage and uninsurable risks.

Our business is subject to a number of risks and hazards generally, including adverse environmental conditions, accidents, fires, labor disputes and changes in the regulatory environment. Such occurrences could result in damage to assets, personal injury or death, environmental damage, delays in operations, monetary losses and possible legal liability.

Although we intend to continue to maintain insurance to protect against certain risks in such amounts as we consider to be reasonable, our insurance will not cover all the potential risks associated with our operations. We may also be unable to maintain insurance to cover these risks at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards encountered in our operations is not generally available on acceptable terms. We might also become subject to liability for pollution or other hazards which we may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

We are dependent on key inputs, suppliers and skilled labor for the production of magnesium.

The production of magnesium is dependent on a number of key inputs and their related costs, including raw materials and supplies related to smelting operations, as well as electricity and other local utilities. Any significant interruption or negative change in the availability or economics of the supply chain for key inputs, such as dolomite, could materially impact our business, financial condition, results of operations or prospects. Some of these inputs may only be available from a single supplier or a limited group of suppliers. If a sole source supplier was to go out of business, we might be unable to find a replacement for such source in a timely manner, or at all. If a sole source supplier were to be acquired by a competitor, that competitor may elect not to sell to us in the future. Any inability to secure required supplies and services, or to do so on appropriate terms, could have a materially adverse impact on our business, prospects, revenue, results of operation and financial condition. We plan to purchase key inputs on a purchase order basis from suppliers at market prices based on its production requirements and anticipated demand. We believe that we will have access to a sufficient supply of the key inputs for the foreseeable future.

Our planned magnesium production operations are expected to consume considerable energy, which makes us vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may adversely affect our business and our ability to operate profitably.

The ability to compete and grow will be dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of skilled labor, equipment, parts and components. This could have a material effect on our financial results.

Our inability to attract and retain key personnel could materially adversely affect our business.

Our success is dependent upon the ability, expertise, judgment, discretion and good faith of our senior management and key personnel. We compete with other companies both within and outside the magnesium industry to recruit and retain competent employees. If we cannot maintain qualified employees to meet the needs of our anticipated growth, our business and financial condition could be materially adversely affected.

We may be subject to growth-related risks.

We may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to implement and improve our operational and financial systems and to expand, train and manage our employee base. Our inability to deal with this growth may have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

We are currently involved in litigation, and there may be additional litigation in which we will be involved in the future.

We are currently involved in litigation. An adverse decision in the litigation could have a material adverse effect on our business, financial condition or results of operations. Furthermore, even if we are successful in the litigation, we will likely incur substantial legal fees in asserting our claims against the respondents and in defending against the counterclaims and, thus, these legal fees could have a material adverse effect on our anticipated business, financial condition or results of operations.

We may become party to litigation from time to time in the ordinary course of business which could adversely affect our business. Should any litigation in which we become involved be determined against us such a decision could materially adversely affect our ability to continue operating and the market price for our common stock and could use significant resources.

Our intellectual property may be difficult to protect.

We rely upon certain proprietary intellectual property, including but not limited to proprietary processes as it relates to magnesium production. Our success will depend, in part, on our ability to maintain and enhance protection over our intellectual property, know-how and other proprietary information. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third-parties’ confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide those inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights. These confidentiality, inventions, and assignment agreements may be breached and may not effectively assign rights to proprietary information to us. In addition, our proprietary information could be independently discovered by competitors, in which case we may not be able to prevent the use of such proprietary information by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our proprietary information could be difficult, expensive, and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect such proprietary information. The failure to obtain or maintain meaningful intellectual property protection could adversely affect our ability to compete with other magnesium producers.

Our failure to adequately maintain and enhance protection over our proprietary information could have a material adverse effect on our business, financial condition or results of operations.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could subject us to significant liabilities and other costs.

Our success depends on our ability to use and develop new production technologies without infringing the intellectual property rights of third parties. We cannot assure that third parties will not assert intellectual property claims against us. If third parties assert copyright or patent infringement or violation of other intellectual property rights against us, we will be required to defend our self in litigation or administrative proceedings, which can be both costly and time consuming and may significantly divert the efforts and resources of management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, require us to pay ongoing royalties or subject us to injunctions that may prohibit the development and operation of our planned magnesium production facility.

We expect to face significant competition, which may have an adverse effect on expected revenues.

We expect to compete with a variety of both U.S. and non-U.S. magnesium producers as well as with producers of other materials, such as aluminum alloy, steel, titanium, plastics, composites, ceramics, and glass, among others. Use of such materials could reduce the demand for magnesium products, which may reduce our expected revenues once we complete construction of our planned full scale magnesium production facility. Factors affecting our ability to compete include increased competition from overseas producers, our competitors’ pricing strategies, the introduction or advancement of new technologies and equipment by our competitors or our customers, changes in our customers’ strategy or material requirements, and our ability to achieve cost-efficiency of our planned facility. See Business—Competition.

We are subject to taxation both in Canada and the United States.

We are treated as a Canadian resident company (as defined in the Income Tax Act (Canada) (the “Tax Act”)) subject to Canadian income taxes. We are also treated as a U.S. corporation subject to U.S. federal income tax pursuant to Section 7874 of the Code and are subject to U.S. federal income tax on our worldwide income. As a result, we are subject to taxation both in Canada and the United States, which could have a material adverse effect on our financial condition and results of operations.

It is unlikely that we will pay any dividends on our common stock in the foreseeable future. However, dividends received by shareholders who are residents of Canada for purposes of the Tax Act will be subject to U.S. withholding tax. Any such dividends may not qualify for a reduced rate of withholding tax under the Canada-United States tax treaty. In addition, a foreign tax credit or a deduction in respect of foreign taxes may not be available.

Dividends received by U.S. shareholders will not be subject to U.S. withholding tax but will be subject to Canadian withholding tax. Dividends paid by us will be characterized as U.S. source income for purposes of the foreign tax credit rules under the Code. Accordingly, U.S. shareholders generally will not be able to claim a credit for any Canadian tax withheld unless, depending on the circumstances, they have an excess foreign tax credit limitation due to other foreign source income that is subject to a low or zero rate of foreign tax.

Dividends received by shareholders that are neither Canadian nor U.S. shareholders will be subject to U.S. withholding tax and will also be subject to Canadian withholding tax. These dividends may not qualify for a reduced rate of U.S. withholding tax under any income tax treaty otherwise applicable to our shareholders, subject to examination of the relevant treaty.

Because our common stock is treated as shares of a U.S. domestic corporation, the U.S. gift, estate and generation-skipping transfer tax rules generally apply to a non-U.S. shareholder of our common stock.

Each shareholder should seek tax advice, based on such shareholder’s particular circumstances, from an independent tax advisor.

Our Chief Financial Officer will allocate her time to other businesses thereby causing conflicts of interest in her determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to maintain an effective system of internal control over financial reporting and we may not be able to accurately report our financial results on a timely basis.

Our Chief Financial Officer, Kim Evans, is not required to, and will not, commit her full time to our affairs, which may result in a conflict of interest in allocating her time between her duties to us as our Chief Financial Officer and her other business. In addition, Ms. Evans will be engaged in another business endeavor for which she is entitled to substantial compensation, and Ms. Evans is not obligated to contribute any specific number of hours per week to our affairs. Ms. Evans will allocate her time between fulfilling her duties to us and to BIGG Digital Assets, Inc. where she serves as a member of its board of directors and its Chief Financial Officer. If Ms. Evan’s other business affairs require her to devote substantial amounts of time to such affairs in excess of her current commitment to us, it could limit her ability to devote sufficient time to our affairs which may have a negative impact on our ability to maintain an effective system of internal control over financial reporting as are necessary for us to provide reliable and timely financial reports and, together with adequate disclosure controls and procedures, designed to prevent fraud.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a material and adverse effect on our business.

We are subject to various Canadian and U.S. reporting and other regulatory requirements. We have incurred and will continue to incur expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act and applicable Canadian securities laws regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act and applicable Canadian securities laws, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

The elimination of monetary liability against our directors, officers, and employees under Delaware law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.

Our bylaws, as amended, contain a provision permitting us to eliminate the personal liability of our directors to us and our shareholders for damages incurred as a director or officer to the extent provided by Delaware law. We may also have contractual indemnification obligations under any future employment agreements with our officers or agreements entered into with our directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our shareholders.

An exclusive forum provision in our bylaws, as amended, and Delaware law may limit a stockholder’s ability to bring claims in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits.

Our bylaws, as amended, provide that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising under the Delaware General Corporation Law, our certificate of incorporation or our bylaws, as amended; any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws, as amended; and any action asserting a claim against us that is governed by the internal affairs doctrine.

This exclusive forum provision may limit a stockholder’s ability to bring certain claims in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find either exclusive forum provision in our bylaws, as amended, to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving such action in other jurisdictions, all of which could have a material adverse effect on our business, financial condition, and results of operations.

This exclusive forum provision will not apply, however, to actions arising under the Securities Act or the Exchange Act.

There may be difficulty in enforcing judgments and effecting service of process on directors and officers that are not citizens of the United States.

Certain of our directors and officers reside outside of the United States and some or all of the assets of such persons are located outside of the United States. Therefore, it may not be possible for shareholders to collect or to enforce judgments or liabilities against them under U.S. securities laws. Moreover, it may not be possible for shareholders to effect service of process within the United States upon such persons.

Generally, original actions to enforce liabilities under U.S. federal securities laws may not be brought in a Canadian court. Such actions must be brought in a court in the United States with applicable jurisdiction. Persons obtaining judgments against us in United States courts, including judgments obtained under U.S. federal securities laws, will then be required to bring an application in a Canadian court to enforce such judgments in Canada.

Risks Related to our Securities

A return on our common stock is not guaranteed.

There is no guarantee that our common stock will earn any positive return in the short term or long term. A holding of our common stock is speculative and involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. A holding of our common stock is appropriate only for holders who have the capacity to absorb a loss of some or all of their holdings.

Additional issuances of our common stock, or securities convertible into our common stock, may result in dilution.

We may issue additional equity or convertible debt securities in the future, which may dilute our existing shareholder’s holdings. Our certificate of incorporation permits the issuance of 1,000,000,000 shares of common stock and our proposed Amended and Restated Certificate of Incorporation permits the issuance of 100,000,000 shares of undesignated preferred stock, and existing shareholders will have no pre-emptive rights in connection with such further issuances. Our board of directors has discretion to determine the price and the terms of further issuances, and such terms could include rights, preferences and privileges superior to those existing holders of our common stock. Moreover, additional shares of our common stock will be issued by us on the conversion of the Convertible Debenture in accordance with its terms. To the extent holders of our options or other convertible securities convert or exercise their securities and sell our common stock they receive, the trading price of our common stock may decrease due to the additional amount of common stock available in the market. Further, we may issue additional shares of our common stock in connection with strategic acquisitions. We cannot predict the size or nature of future issuances or the effect that future issuances and sales of our common stock (or securities convertible into our common stock) will have on the market price of our common stock. Issuances of a substantial number of additional shares of our common stock, or the perception that such issuances could occur, may adversely affect prevailing market prices for our common stock. With any additional issuance of our common stock or preferred stock, investors will suffer dilution to their voting power and economic interest in our company.

Sales of substantial amounts of our common stock may have an adverse effect on their market price.

Sales of a substantial number of shares of our common stock in the public market could occur at any time either by existing holders of our common stock, by the holder of the Convertible Debenture that is convertible into our common stock and the holders of warrants that may be exercised to acquire our common stock. These sales, or the market perception that the holders of a large number of shares of our common stock, Convertible Debenture or warrants intend to sell shares of our common stock, could reduce the market price of our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of our securities.

Our future sales of common stock by management and other stockholders may have an adverse effect on the then prevailing market price of our common stock.

In the event a public market for our common stock is sustained in the future, sales of our common stock may be made by holders of our public float or by holders of restricted securities in compliance with the provisions of Rule 144 of the Securities Act of 1933. In general, under Rule 144, a non-affiliated person who has satisfied a six-month holding period in a fully reporting company under the Securities Exchange Act of 1934, as amended, may, sell their restricted common stock without volume limitation, so long as the issuer is current with all reports under the Exchange Act in order for there to be adequate common public information. Affiliated persons may also sell their common shares held for at least six months, but affiliated persons will be required to meet certain other requirements, including manner of sale, notice requirements and volume limitations. Non-affiliated persons who hold their common shares for at least one year will be able to sell their common stock without the need for there to be current public information in the hands of the public. Future sales of shares of our public float or by restricted common stock made in compliance with Rule 144 may have an adverse effect on the then prevailing market price, if any, of our common stock.

The market price for our common stock may be volatile.

The market price for securities of early-stage magnesium companies generally are likely to be volatile. In addition, the market price for our common stock has been and may be subject to wide fluctuations in response to numerous factors beyond our control, including, but not limited to:

●	actual or anticipated fluctuations in our quarterly results of operations;

●	recommendations by securities research analysts;

●	changes in the economic performance or market valuations of companies in the industry in which we operate;

●	addition or departure of our executive officers and other key personnel;
●	registration of shares of our common stock issuable upon conversion of the Convertible Debenture or exercise of the Warrants;

●	sales or perceived sales of additional shares of our common stock;

●	operating and financial performance that varies from the expectations of management, securities analysts and investors;

●	regulatory changes affecting our industry generally and our business and operations both domestically and abroad;

●	announcements of developments and other material events by us or our competitors;

●	fluctuations in the costs of vital production materials and energy;

●	changes in global financial markets, global economies and general market conditions, such as interest rates and price volatility of competitive products;

●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

●	operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies; and

●	news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.

Financial markets have at times historically experienced significant price and volume fluctuations that: (i) have particularly affected the market prices of equity securities of companies and (ii) have often been unrelated to the operating performance, underlying asset values or prospects of such companies. Accordingly, the market price of our common stock from time to time may decline even if our operating results, underlying asset values or prospects have not changed. Additionally, these factors, as well as other related factors, may cause decreases in asset values that may result in impairment losses to us. There can be no assurance that further fluctuations in price and volume of equity securities will not occur. If increased levels of volatility and market turmoil continue, our operations could be adversely impacted, and the trading price of our common stock may be materially adversely affected.

Our common stock is or may become subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. If our common stock is or becomes subject to the “penny stock” rules, it may be more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because all of our operations have been and will be financed through the sale of convertible debt and equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a material adverse effect on our business plan and operations, including our ability to commence production of magnesium at our research and development pilot plant and ultimately at a full-scale production plant. If the price of our common stock declines, there can be no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our plans to develop a full-scale magnesium production plant.

If securities or industry analysts do not publish or cease publishing research or reports or publish misleading, inaccurate or unfavorable research about us, our business or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that securities or industry analysts publish about us, our business, our market or our competitors. If no or few securities or industry analysts cover us, the trading price and volume of our common stock would likely be negatively impacted. If one or more of the analysts who covers us downgrades our shares or publishes inaccurate or unfavorable research about our business, or provides more favorable relative recommendations about our competitors, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price or trading volume to decline.

An investor may face liquidity risks with an investment in our common stock.

Our common stock currently trades on the TSX-V in Canada and is quoted on the OTCQB in the United States. Trading in securities quoted on the OTCQB marketplace is often thin and characterized by wide fluctuations in trading prices due to many factors, some of which may have little to do with our operations or business prospects.

We cannot predict that there will continue to be trading, or at what prices our common stock will continue to trade, and there is no assurance that an active trading market will be sustained. Our common stock does not currently trade on any U.S. national securities exchange. In the event our common stock begins trading on any U.S. national securities exchange, we cannot predict at what prices it will trade and there is no assurance that an active trading market will develop or be sustained. There is a material liquidity risk associated with an investment in our common stock.

This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a U.S. national securities exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a U.S. national securities exchange like the Nasdaq or the NYSE. These factors may result in investors having difficulty reselling our common stock on the OTC Markets.

We do not intend to pay dividends on our common stock and, consequently, the ability of investors to achieve a return on their investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings, if materialized, for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends in the foreseeable future. Therefore, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which it was purchased.

General Risks

We may be negatively impacted by challenging global economic conditions.

Our business, financial condition, results of operations and cash flow may be negatively impacted by challenging global economic conditions.

A global economic slowdown would cause disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy and declining consumer and business confidence, including as a result of COVID-19, which can lead to decreased levels of consumer spending. These macroeconomic developments could negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to attract customers once we begin magnesium production, or we may be forced to reduce the price of our products. We are unable to predict the likelihood of the occurrence, duration or severity of such disruptions in the credit and financial markets or adverse global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We are subject to increased costs as a result of being a public company in Canada and the United States.

As a public company in Canada and the United States, we are subject to the reporting requirements, rules and regulations under the applicable Canadian and American securities laws and rules of stock exchanges on which our securities may be listed. There are increased costs associated with legal, accounting and other expenses related to such regulatory compliance. Securities legislation in both countries and the rules and policies of the TSX-V and other relevant exchanges require listed companies to, among other things, adopt corporate governance and related practices, and to continuously prepare and disclose material information, all of which add to a company’s legal and financial compliance costs. We may also elect to devote greater resources than we otherwise would have on communication and other activities typically considered important by publicly traded companies.

We are eligible to be treated as an “emerging growth company” as defined in the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company.” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (2) reduced disclosure obligations regarding executive compensation in this Annual Report on Form 10-K and periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of July 31, 2022, or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which case we would no longer be an emerging growth company as of the following October 31. Additionally, if we issue more than $1.0 billion in non-convertible debt during any three-year period before July 31, 2022, we would cease to be an emerging growth company immediately. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and the stock price may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected take advantage of the extended transition period allowed for emerging growth companies for complying with new or revised accounting guidance as allowed by Section 107 of the JOBS Act and Section 7(a)(2)(B) of the Securities Act.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES.

The following tables set forth our principal physical properties as of October 31, 2021, unless otherwise indicated.

Corporate Properties
Type	Location	Leased / Owned
Office	8180 Greensboro Drive, Suite 720, McLean, Virginia	Leased
Office	580 Hornby Street, Suite 900, Vancouver, British Columbia, Canada	Leased

Production Properties
Type	Description/Location	Leased / Owned
Mining Claim	Tami Mosi Magnesium Claim, Ely, Nevada	Leased
Mining Claim	Silverado Property, Pinto Mining District, Nevada	Leased
Research and Development Pilot Production Facility	5140 North Fraser Way, Unit 102, Burnaby, British Columbia, Canada	Leased

Tami Mosi Mining Claims. We hold a 100% interest in 81 unpatented lode mining claims issued by the U.S. Bureau of Land Management totaling approximately 1,637 acres located in White Pine County, Nevada (the “Tami Mosi Mining Claims”) and four unpatented lode mining claims totaling approximately 10 acres located in the Moor Mining District, Elco County, Nevada. These mining claims are subject to a 2% net smelter royalty in favor of the prior owner of the claims.

The Tami Mosi Mining Claims are located in the Duck Creek Range, a mountain range located in central Nevada. The area is underlain by more than 10,900 feet of mineral fragments and carbonate rocks, including a geological formation known as the Devonian Guilmette Formation. Bands of dolomite altered from the limestone are characteristic within this formation.

Silverado Mining Claim. We hold a 100% interest in three patented mining claims located in the Pinto mining district of Nevada totaling approximately 296 acres. This claim has been impaired to $1.

Mining Plans. We do not plan on commencing extraction of minerals from any mining claims we hold at this time. In addition, we do not consider our mining claims to be material to our business or financial condition.

Research and Development Pilot Production Facility. In October 2020, we leased a 12,493 square foot facility in Burnaby, British Columbia, Canada for a term of three years with a first right of offer to lease the premises beyond the expiration of the term if the landlord’s other tenant does not require the premises for the expansion of its business operations at the expiration of the term. We have commenced construction of a research and development pilot plant at this facility which is in the Vancouver metropolitan area and is located near major transportation routes and the Vancouver International Airport.

ITEM 3. LEGAL PROCEEDINGS.

As of the date of this Annual Report on Form 10-K, to our knowledge, there are no legal proceedings or regulatory actions material to us to which we are a party, or have been a party to, or of which any of our property is or was the subject matter of, and no such proceedings or actions are known by us to be contemplated except as provided below:

James Sever Claim. On September 29, 2020, James Sever filed a Notice of Civil Claim against us in the Supreme Court of British Columbia (Court File No. S-209728) (the “Sever Claim”). The Sever Claim alleges that Mr. Sever had an employment and/or other similar contractual relationship with us, and that we breached such contractual relationship by way of constructive dismissal or similar conduct. The Sever Claim seeks damages in excess of $2,500,000, certain equity compensation, prejudgment garnishment, costs, interest and other non-monetary relief. On July 27, 2021, we filed a response to the Sever Claim, which included the following pleadings: (a) that we were never properly served with the Sever Claim; (b) that we have never had any form of employment, independent or consulting relationship or agreement with Sever; (c) that we had no debts, liabilities or obligations to Sever; (d) that to the extent that Sever had some form of employment, independent or consulting or similar relationship or agreement as alleged in the Sever Claim (the existence of which we denied) such contract or relationship, if one existed, was never with us and was with some other corporate entity and, furthermore:

(i) any such contract or relationship would be governed by laws of the United States;

(ii) all, many or some of the claims in the Sever Claim would be barred by the British Columbia Limitation Act to the extent British Columbia law applies;

(iii) any such contract or relationship did not exist as alleged in the Sever Claim;

(iv) Mr. Sever was not terminated or constructively dismissed and, instead, Mr. Sever never provided any services under any such contract or relationship because Mr. Sever abandoned or resigned from, and/or failed to fulfil any of his obligations under, any and all contracts and relationships; and/or

(v) Mr. Sever failed to mitigate or alternatively has mitigated.

We intend to vigorously defend against the Sever Claim, and we believe that the Sever Claim is without merit. We cannot predict the outcome of the claim, however.

GEM Yield Bahamas Limited Arbitration. On December 31, 2020, GEM Yield Bahamas Limited (“GEM”) served us with a Notice of Intention to Arbitrate (the “New York Arbitration Notice”) before the American Arbitration Association in New York, New York (Case No. 01-21-0004-2162) (the “GEM New York Arbitration”). The New York Arbitration Notice alleges we breached a Share Subscription Agreement dated November 15, 2019 entered into between us and GEM (the “GEM Agreement”), among other things, claiming damages of CDN$4.2 million (USD$ 3.3 million). On January 19, 2021, we filed a petition in the New York Supreme Court (Index No. 650401/2021 (the “New York State Action”) to stay the GEM New York Arbitration claiming the GEM Agreement was not valid. The Court in the New York State Action ruled on March 19, 2021 that there is an arbitration clause in the GEM Agreement but it is up the arbitrator in the GEM New York Arbitration to determine if the arbitration clause is valid. Following this ruling, the New York State Action was closed. GEM filed a Statement of Claim in the GEM New York Arbitration on June 9, 2021 and on June 25, 2021, we filed a Statement of Answer denying the existence of any binding agreement between us and GEM, among other defenses. In January 2022, we filed a Modified Statement of Defense and Counterclaims. Furthermore, we intend to vigorously defend ourselves and believe the allegations against us in the GEM New York Arbitration lack merit. We cannot predict the outcome of this arbitration proceeding, however.

There have been no substantive motions or pleadings in the GEM New York Arbitration aside from the Statement of Claim and Statement of Answer discussed above.

GEM Yield Bahamas Limited and GEM Global Yield LLC SC Arbitration. On or about February 8, 2021, GEM instituted another arbitration against us before the International Centre for Dispute Resolution in Montreal Canada (Case No. 01-21-0001-1245) (the “GEM Montreal Arbitration”) and joined, GEM’s affiliate, GEM Global Yield LLC SCS (“GEM Global Yield” together with GEM, the “GEM Parties”). Similar to the allegations in the GEM New York Arbitration, the Statement of Claim filed by the GEM Parties alleges we breached a Share Subscription Agreement dated November 15, 2019 and promissory note, among other things, claiming damages of CDN$4.9 million (US $3.85 million), in addition to costs and expenses stemming from our alleged failure to issue to GEM Global Yield warrants to purchase up to 33,000,000 shares of our common stock. We filed a Statement of Defense, denying the existence of any binding agreement between us and GEM, among other defenses. In January 2022, we filed an Amended Statement of Defense and Cross-claim. We intend to vigorously defend ourselves in the GEM Montreal Arbitration and believe the allegations against us in this arbitration proceeding lack merit. We cannot predict, however, the outcome of this arbitration proceeding.

There have been no substantive motions or pleadings or rulings aside from the Statement of Claim and Statement of Answer.

Lampert Advisors, LLC Claim. On April 19, 2021, Lampert Advisors, LLC (“Lampert”) filed a Verified Complaint against our wholly owned subsidiary Western Magnesium Corporation, a Nevada corporation (“Western Magnesium – Nevada”) in the Supreme Court of the State of New York, County of New York (Index No. 652738/2021) (the “Lampert Lawsuit”). The complaint filed in the Lampert Lawsuit alleges that Lampert entered into an agreement with Western Magnesium – Nevada to provide various financial advisory services including acquisition advisory services and act as an exclusive placement agent for a debt and equity securities (the “Lampert Agreement”), that it performed all services required under that agreement and such services were received and accepted by our subsidiary, that it is owed $367,227.32 plus interest at the rate of 9% from February 3, 2021 and that it has a right of first refusal to act as financial advisor in connection with any debt, equity or debt restructuring assignments on terms, conditions and compensation customary for Lampert for a transaction of the type contemplated. Although Lampert claims to have personally served Western Magnesium – Nevada, the company never received the Summons and Complaint and therefore, never submitted a response.

On September 9, 2021, Lampert filed a Motion seeking the entry of a default judgment (the “Motion”) alleging that Western Magnesium – Nevada failed to file an answer or motion with respect to the complaint in this lawsuit within the time period provided under the civil rules of procedure. We opposed Lampert’s motion for entry of a default judgment and filed a cross-motion to compel Lampert to accept our answer. The Court granted our cross-motion seeking to compel Lampert to accept our answer and denied Lampert’s Motion seeking the entry of a default judgment as moot. The Court scheduled a preliminary conference for the parties on March 30, 2022.

We intend to vigorously defend ourselves and believe the allegations against us in the Lampert Lawsuit lack merit. We cannot predict the outcome of this lawsuit, however.

Litigation Assessment

We have evaluated the foregoing claims to assess the likelihood of any unfavorable outcome and to estimate, if possible, the amount of potential loss as it relates to the litigation discussed above. Based on this assessment and estimate, which includes an understanding of our intention to vigorously defend the claims against us, we believe that the claims of any of the plaintiffs lack merit, however, and we cannot predict the likelihood of any recoveries by any of the plaintiffs against us. This assessment and estimate is based on the information available to management as of the date of this Annual Report on Form 10-K and involves a significant amount of management judgment, including the inherent difficulty associated with assessing litigation matters in their early stages. As a result, the actual outcome or loss may differ materially from those envisioned by the current assessment and estimate. Our failure to successfully defend or settle these claims could have a material adverse effect on our financial condition, revenue and profitability and could cause the market value of our common stock to decline.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

We are a reporting issuer in Canada listed for trading on the TSX Venture Exchange (the “TSX-V”) under the symbol “WMG”. Our common stock is also traded in the United States on the OTCQB tier of the OTC Markets (the “OTCQB”) under the symbol “MLYF” and in Germany on the Frankfurt Stock Exchange under the symbol “3WM”.

Holders of Common Stock

As of January 31, 2022, there were approximately 878 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Trading Price and Volume

Our common stock is traded on the TSX-V under the symbol “WMG.” The following table sets forth trading information for the shares of common stock for the periods indicated. (1)

	Low Trading Price	High Trading Price
Period	(CAD$)	(CAD$)
Year Ended October 31, 2021
Fourth Quarter (October 31, 2021)	0.355	0.960
Third Quarter (July 31, 2021)	0.105	0.330
Second Quarter (April 30, 2021)	0.105	0.175
First Quarter (January 31, 2021)	0.100	0.180

Year Ended October 31, 2020
Fourth Quarter (October 31, 2020)	0.115	0.150
Third Quarter (July 31, 2020)	0.105	0.170
Second Quarter (April 30, 2020)	0.085	0.175
First Quarter (January 31, 2020)	0.105	0.230

Notes:

(1)	Source: Yahoo Finance

Our common stock is also traded on the OTCQB under the symbol “MLYF.” The following table sets forth trading information for our common stock for the periods indicated, as quoted on the OTCQB. (1)

	Low Trading Price	High Trading Price
Period	($)	($)
Year Ended October 31, 2021
Fourth Quarter (October 31, 2021)	0.2410	0.7625
Third Quarter (July 31, 2021)	0.0850	0.2661
Second Quarter (April 30, 2021)	0.0811	0.1400
First Quarter (January 31, 2021)	0.0769	0.1500

Year Ended October 31, 2020
Fourth Quarter (October 31, 2020)	0.0810	0.1153
Third Quarter (July 31, 2020)	0.0761	0.1200
Second Quarter (April 30, 2020)	0.0680	0.1279
First Quarter (January 31, 2020)	0.0794	0.1740

Notes:

(1)	Source: Yahoo Finance.

The closing sales price on January 31, 2022 was CAD$0.44 per share on the TSX-V and $0.3473 on the OTCQB. All quotations provided herein reflect inter-dealer prices, without retail mark-up, markdown or commissions.

Dividend Policy

We have not declared or paid any dividends on our common stock since our inception. We currently intend to reinvest all cash resources to finance the development and growth of our business. As a result, we do not intend to pay dividends on our common stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on the financial condition, earnings, legal requirements, restrictions in its debt agreements and any other factors that our board of directors deems relevant. In addition, as a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their respective jurisdictions of organization, agreements of our subsidiaries or covenants under future indebtedness that we or our subsidiaries may incur.

Shareholders

As of the date of this Annual Report on Form 10-K, there are 878 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. Our transfer agent is Odyssey Trust Company, 409 Granville Street, Suite 350, Vancouver, British Columbia, Canada V6C 1T2.

Unregistered Sales of Securities

The following information represents securities sold by us within the past three years through October 31, 2021 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder.

Common Stock

During the Fiscal Year ended October 31, 2019

On November 30, 2018, in connection with a non-brokered private placement, 7,699,760 units were issued to private investors at a price of CAD$0.05 per share for gross proceeds of CAD$384,988 (USD equivalent $289,443). Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of CAD$0.08 per share for a period of two years. The warrants were subject to an acceleration clause whereby the Company had the right, upon provision of thirty days’ written notice, to require a holder to exercise the warrants should the closing price of the Company’s common shares exceeds CAD$0.10 per share for at least ten consecutive trading days. In connection with this transaction, 145,960 common shares were issued to agents at a price of CAD$0.05 for a fair value of CAD$7,298 (USD equivalent $5,487). Finder’s fees of $18,097 were paid in cash.

On January 23, 2019, in connection with a non-brokered private placement, 6,348,435 units were issued to private investors at a price of CAD$0.05 per share for gross proceeds of CAD$317,422 (USD equivalent $237,805). Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of CAD$0.08 per share for a period of two years. The warrants were subject to an acceleration clause whereby the Company had the right, upon provision of thirty days’ written notice, to require a holder to exercise the warrants should the closing price of the Company’s common shares exceeds CAD$0.10 per share for at least ten consecutive trading days. In connection with this transaction, 597,001 common shares at a price of CAD$0.05 for a fair value of CAD$29,850 (USD equivalent $22,363) and 40,000 broker’s warrants exercisable at a price of CAD$0.08 per share for a period of two years were issued to agents. Finder’s fees of $5,530 were paid in cash.

On March 29, 2019, in connection with a non-brokered private placement, 11,750,464 units were issued to private investors at a price of CAD$0.05 per share for gross proceeds of CAD$587,523 (USD equivalent $439,664). Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of CAD$0.08 per share for a period of two years. The warrants were subject to an acceleration clause whereby the Company had the right, upon provision of thirty days’ written notice, to require a holder to exercise the warrants should the closing price of the Company’s common shares exceeds CAD$0.10 per share for at least ten consecutive trading days. In connection with this transaction, 218,287 common shares were issued to agents at a price of CAD$0.05 for a fair value of CAD$10,914 (USD equivalent $8,168). Finder’s fees of $28,262 were paid in cash.

On May 13, 2019, in connection with a non-brokered private placement, 34,712,595 units were issued to private investors at a price of CAD$0.05 per share for gross proceeds of CAD$1,735,630 (USD equivalent $1,289,053). Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of CAD$0.08 per share for a period of two years. The warrants were subject to an acceleration clause whereby the Company had the right, upon provision of thirty days’ written notice, to require a holder to exercise the warrants should the closing price of the Company’s common shares exceeds CAD$0.10 per share for at least ten consecutive trading days. Finder’s fees of $94,216 were paid in cash.

On September 6, 2019, 328,571 common shares were issued to a non-arm’s length party for settlement of debt at a price of CAD$0.175 per share for a fair value of CAD$57,500 (USD equivalent $43,647).

During the fiscal year ended October 31, 2019, an aggregate 3,455,235 common shares were issued to private investors upon the exercise of warrants at a price of CAD$0.05 per share for gross proceeds of CAD$172,762 (USD equivalent $131,071).

During the fiscal year ended October 31, 2019, an aggregate 11,600,109 common shares were issued to private investors upon the exercise of warrants at a price of CAD$0.08 per share for gross proceeds of CAD$928,009 (USD equivalent $706,111).

During the fiscal year ended October 31, 2019, an aggregate 1,100,000 common shares were issued to certain officers and consultants upon the exercise of options at a price CAD$0.05 per share for gross proceeds of CAD$55,000 (USD equivalent $41,553). Upon exercise, CAD$36,750 (USD equivalent $27,723) previously recorded in reserves was reclassified to share capital.

During the fiscal year ended October 31, 2019, in consideration of services provided to the Company, an aggregate 150,000 common shares were issued to a service provider at a price of CAD$0.05 per share for a fair value of CAD$7,500 (USD equivalent 5,668).

During the Fiscal Year ended October 31, 2020

On December 20, 2019, the Company exercised its right to call all outstanding common share purchase warrants set to expire between May 7, 2020 and May 13, 2021 to expiry on January 19, 2020, and then extended the expiration date to February 19, 2020. Any unexercised warrants were voided and of no value after February 19, 2020. From November 13, 2019 through March 11, 2020, an aggregate 32,472,661common shares were issued to private investors upon the exercise of warrants at a price of CAD$0.08 per share for gross proceeds of CAD$2,597,813 (USD equivalent $1,969,797), an aggregate 3,000,000 common shares were issued to private investors upon the exercise of warrants at a price of CAD$0.07 per share for gross proceeds of CAD$210,000 (USD equivalent $158,718), and a further 4,864,000 common shares were issued to private investors upon the exercise of warrants at a price of CAD$0.05 per share for gross proceeds of CAD$243,200 (USD equivalent $184,769). A total of 24,794,484 warrants expired unexercised.

On January 17, 2020, in connection with a non-brokered private placement, 3,643,791 units were issued to private investors at a price of CAD$0.15 per share for gross proceeds of CAD$546,569 (USD equivalent $416,719). Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of CAD$0.21 per share for a period of one year. Subsequent to October 31, 2020, the Company extended the expiration date of the warrants to August 31, 2021. The warrants were subject to an acceleration clause whereby the Company had the right, upon provision of thirty days’ written notice, to require a holder to exercise the warrants should the closing price of the Company’s common shares exceeds CAD$0.30 per share for at least ten consecutive trading days. Finder’s fees of $41,275 were paid in cash.

On May 26, 2020, 100,000 common shares were issued to a consultant upon the exercise of options at a price CAD$0.05 per share for gross proceeds of CAD$5,000 (USD equivalent $3,568).

On May 26, 2020, 400,000 common shares were issued to a consultant upon the exercise of options at a price CAD$0.08 per share for gross proceeds of CAD$32,000 (USD equivalent $22,833). Upon exercise, CAD$27,715 (USD equivalent $19,775) previously recorded in equity reserves was reclassified to share capital.

During the Fiscal Year ended October 31, 2021

On November 20, 2020, in connection with a non-brokered private placement, 5,599,171 units were issued to private investors at a price of CAD$0.13 per share for gross proceeds of CAD$727,892 (USD equivalent $556,876). Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of CAD$0.19 per share for a period of one year.

On January 15, 2021, in connection with a non-brokered private placement, 7,337,914 units were issued to private investors at a price of CAD$0.13 per share for gross proceeds of CAD$953,930 (USD equivalent $749,435). Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of CAD$0.19 per share for a period of one year.

On January 29, 2021, in connection with a non-brokered private placement, 5,382,303 units were issued to private investors at a price of CAD$0.13 per share for gross proceeds of CAD$699,699 (USD equivalent $547,496). Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of CAD$0.19 per share for a period of one year.

On March 24, 2021, in connection with a non-brokered private placement, 6,554,172 units were issued to private investors at a price of CAD$0.13 per share for gross proceeds of CAD$852,042 (USD equivalent $678,270). Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of CAD$0.19 per share for a period of one year.

On April 27, 2021, in connection with a non-brokered private placement, 851,395 units were issued to private investors at a price of CAD$0.13 per share for gross proceeds of CAD$110,681 (USD equivalent $89,237). Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of CAD$0.19 per share for a period of one year.

On May 18, 2021, in connection with the conversion of the July 2020 Convertible Debenture including accrued interest and transaction costs, a total of 1,360,959 common shares were issued to private investors with a value of $162,829.

On May 28, 2021, in connection with a non-brokered private placement, 5,223,420 units were issued to private investors at a price of CAD$0.13 per share for gross proceeds of CAD$679,044 (USD equivalent $561,844). Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of CAD$0.19 per share for a period of one year.

On June 7, 2021, in consideration of equipment, 1,538,461 common shares were issued to Industrial Surplus Supplies Ltd. at a price of CAD$0.24per share for a fair value of CAD$369,231 (USD equivalent $305,832).

On June 17, 2021, in connection with a non-brokered private placement, 17,853,506 units were issued to private investors at a price of CAD$0.13 per share for gross proceeds of CAD$2,320,956 (USD equivalent $1,880,687). Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of CAD$0.19 per share for a period of one year.

On July 16, 2021, in connection with a non-brokered private placement, 4,350,000 units were issued to private investors at a price of CAD$0.20 per share for gross proceeds of CAD$870,000 (USD equivalent $690,860). Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of CAD$0.30 per share for a period of one year.

On August 11, 2021, in connection with a non-brokered private placement, 3,827,601 units were issued to private investors at a price of CAD$0.55 (US$0.44) per share for gross proceeds of CAD$2,105,180 (USD equivalent $1,683,336). Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of CAD$0.65 (US$0.52) per share for a period of eighteen months.

During the fiscal year ended October 31, 2021, the Company issued to private investors upon the exercise of common share purchase warrants an aggregate 1,964,901 common shares at a price of CAD$0.05 per share for gross proceeds of CAD$98,245 (USD equivalent $77,896), an aggregate 1,931,450 common shares at a price of CAD$0.19 per share for gross proceeds of CAD$366,976 (USD equivalent $292,890), and an aggregate 3,118,618 common shares at a price of CAD$0.21 per share for gross proceeds of CAD$654,910 (USD equivalent $516,735). Upon exercise, CAD$5,333 (USD equivalent $4,291) previously recorded in equity reserves was reclassified to share capital.

During the fiscal year ended October 31, 2021, the Company issued to certain directors, officers, employees and consultants upon the exercise of options an aggregate 2,000,000 common shares at a price of CAD$0.05 per share for gross proceeds of CAD$100,000 (USD equivalent $80,058), an aggregate 200,000 common shares at a price of CAD$0.11 per share for gross proceeds of CAD$22,000 (USD equivalent $17,456), an aggregate 300,000 common shares at a price of CAD$0.12 per share for gross proceeds of CAD$36,000 (USD equivalent $29,096), an aggregate 100,000 common shares at a price of CAD$0.13 per share for gross proceeds of CAD$13,000 (USD equivalent $10,315), and an aggregate 30,000 common shares at a price of CAD$0.16 per share for gross proceeds of CAD$4,800 (USD equivalent $3,809). Upon exercise, CAD$152,218 (USD equivalent $121,932) previously recorded in equity reserves was reclassified to share capital.

Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by Sam Ataya, a director and officer of our Company, is eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. During the fiscal year ended October 31, 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CAD$0.65 per share for a fair value of CA$5,956,226 (USD equivalent $4,809,614) as share issue costs.

Debt Securities

During the fiscal year ended October 31, 2019, we received an unsecured loan of CAD$150,000 (USD equivalent $112,895) from a director and officer. The loan bore interest at 18% and was due on demand. During the fiscal year ended October 31, 2020, the loan was increased by an additional CAD$60,000 (USD equivalent $44,588), to CAD$210,000 (USD equivalent $157,483), and was due on September 24, 2021. During the fiscal year ended October 31, 2021, we have made repayments of the entire balance of principal and all interests accrued.

On July 27, 2020, we issued to a private investor a CAD$150,000 (USD equivalent $112,124, the “July 2020 Convertible Debenture”) principal amount 12% convertible debenture convertible at the option of the holder to common shares at the greater of CAD$0.15 per share and the market price on the date of the conversion notice. Any accrued but unpaid interest will be payable on the earlier of the maturity date and the date of conversion in cash or common shares. The net proceeds from this transaction were used to fund working capital and general corporate purposes. On May 18, 2021, a total of 1,360,959 common shares were issued in connection with the conversion of the July 2020 Convertible Debenture including conversion of accrued interest and 263,973 common shares valued at $26,286 in transaction costs.

On June 15, 2021, we issued an unsecured convertible note in the principal amount of $1,500,000 (the “June 2021 Convertible Debenture”). The June 2021 Convertible Debenture bears interest at 12% per annum and matures on December 10, 2022. The June 2021 Convertible Debenture is convertible into 15,000,000 units, where each unit consists of (i) one share of our common stock, (ii) one-half of one Class A common stock purchase warrant, with each whole warrant being exercisable at a price of $0.13 until June 10, 2026, and (iii) one-half of one Class B common stock purchase warrant, with each whole warrant being exercisable at a price of $0.19 until June 10, 2026 (collectively, the “Class A and B Warrants”). In addition, the conversion price for accrued interest is the greater of (i) $0.10 and (ii) the minimum conversion price permitted by the TSX-V at the time of conversion (should our common stock then be listed on such exchange).

On July 15, 2021, we issued to a private investor a CAD$100,000 (USD equivalent $79,542, the “July 2021 Convertible Debenture”) principal amount 12% convertible debenture convertible at the option of the holder to common shares at a price of CAD$0.12 per share and common share purchase warrants exercisable at a price of CAD$0.20 per share for a period of two years. Any accrued but unpaid interest will be payable on the earlier of the maturity date and the date of conversion in cash or common shares. The net proceeds from this transaction were used to fund working capital and general corporate purposes.

Other Issuances

On December 3, 2018, 9,600,000 options to purchase common shares were granted to certain directors, officers, employees and consultants as additional compensation pursuant to our 2017 Stock Option Plan at an exercise price of CAD$0.05 per share. These options vest immediately on the grant date and expire 5 years after the grant date.

On May 23, 2019, 10,000,000 options to purchase common shares were granted to certain directors, officers, employees and consultants as additional compensation pursuant to our 2017 Stock Option Plan at an exercise price of CAD$0.12 per share. These options vest immediately on the grant date and expire 5 years after the grant date.

During the fiscal year ended October 31, 2019, we extended the expiration date of 400,000 options from May 19, 2019 to May 31, 2020.

On November 4, 2019, 700,000 options to purchase common shares were granted to certain officer, employee and consultant as additional compensation pursuant to our 2017 Stock Option Plan at an exercise price of CAD$0.15 per share. These options vest immediately on the grant date and expire 5 years after the grant date.

On November 25, 2019, 900,000 options to purchase common shares were granted to certain employees and consultants as additional compensation pursuant to our 2017 Stock Option Plan at an exercise price of CAD$0.16 per share. 400,000 options vest immediately on the grant date and 500,000 options vest 25% every three-month period. These options expire 5 years after the grant date.

On March 27, 2020, 300,000 options to purchase common shares were granted to certain officer as additional compensation pursuant to our 2017 Stock Option Plan at an exercise price of CAD$0.11 per share. These options vest immediately on the grant date and expire 5 years after the grant date.

On April 24, 2020, 4,200,000 options to purchase common shares were granted to certain directors, officers, employees and consultants as additional compensation pursuant to our 2017 Stock Option Plan at an exercise price of CAD$0.12 per share. 3,750,000 options vest immediately on the grant date and 750,000 options vest 25% every three-month period. These options expire 5 years after the grant date.

On August 26, 2020, 500,000 options to purchase common shares were granted to certain consultant as additional compensation pursuant to our 2017 Stock Option Plan at an exercise price of CAD$0.13 per share. These options vest 25% every three-month period and expire 2 years after the grant date.

On December 30, 2020, 15,650,000 options to purchase common shares were granted to certain directors, officers, employees and consultants as additional compensation pursuant to our 2017 Stock Option Plan at an exercise price of CAD$0.13 per share. 15,000,000 options vest immediately on the grant date and 650,000 options vest 25% every three-month period. 9,500,000 of these options expire 5 years after the grant date and 6,150,000 of these options expire 2 years after the grant date.

On August 30, 2021, 21,700,000 options to purchase common shares were granted to certain directors, officers, employees and consultants as additional compensation pursuant to our 2021 Equity Incentive Plan at an exercise price of CAD$0.70 per share. 21,400,000 options vest immediately on the grant date and 300,000 options vest 25% every three-month period. These options expire 5 years after the grant date.

On October 1, 2021, 1,450,000 options to purchase common shares were granted to certain officer, employee and consultants as additional compensation pursuant to our 2021 Equity Incentive Plan at an exercise price of CAD$0.50 per share. These options vest immediately on the grant date and expire 5 years after the grant date.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This management discussion and analysis (“MD&A”) of the financial condition and results of operations of Western Magnesium Corporation (the “Company,” “Western Magnesium,” “our” or “we”) is for the years ended October 31, 2021 and 2020. It is supplemental to, and should be read in conjunction with our consolidated financial statements for years ended October 31, 2021 and 2020 and the accompanying notes for each respective period. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

The information about us provided in this MD&A, including information incorporated by reference, may contain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws and Canadian securities laws. All statements, other than statements of historical fact, made by us that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, statements preceded by, followed by or that include words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words and includes, among others, information regarding: our ability to become profitable and generate cash in our operating activities; our need for substantial additional financing to operate our business and difficulties we may face acquiring additional financing on terms acceptable to us or at all; our significant indebtedness and significant restrictions on our operations; our ability to construct and operate our planned a magnesium research and development pilot plant and obtain necessary permits and authorizations to construct and operate the facility; the impact of global climate change on our ability to conduct future operations.; our lack of a diversified portfolio of assets; our dependence on key inputs, suppliers and skilled labor for the production of magnesium.; our ability to attract and retain key personnel; growth-related risks, including capacity constraints and pressure on our internal systems and controls; the adverse consequences of litigation we are currently involved in and litigation we may face from time to time; risk related to the protection of our intellectual and our exposure to infringement or misappropriation claims by third parties; risks related to competition; risks related to our lack of internal controls over financial reporting and their effectiveness; increased costs we are subject to as a result of being a public company in Canada and the United States; and other events or conditions that may occur in the future.

Forward-looking statements may relate to future financial conditions, results of operations, plans, objectives, performance or business developments. These statements speak only as at the date they are made and are based on information currently available and on the then current expectations of the party making the statement and assumptions concerning future events, which are subject to a number of known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements, including, but not limited to, risks and uncertainties described in Item 1A. “Risk Factors.”

Although we believe that the expectations and assumptions on which such forward-looking statements are based are reasonable, undue reliance should not be placed on the forward-looking statements, because no assurance can be given that they will prove to be correct. Since forward-looking statements address future events and conditions, by their very nature, they involve inherent risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors and risks. These include, but are not limited to the risks described in Item 1A. “Risk Factors.”

Consequently, all forward-looking statements made in this MD&A and other documents, as applicable, are qualified by such cautionary statements, and there can be no assurance that the anticipated results or developments will actually be realized or, even if realized, that they will have the expected consequences to or effects on us. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that we and/or persons acting on its behalf may issue. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, other than as required under securities legislation.

Overview of the Business

We have developed proprietary magnesium production technology with the aim of becoming a premier low-cost producer of green primary magnesium metal. We are in the final stages of construction and commencing test production of magnesium at a research and development pilot plant in metropolitan Vancouver, British Columbia, Canada. We have commenced test production at this facility in the last calendar quarter of 2021. Our proprietary technology utilizes a continuous silicothermic process that is expected to produce high grade magnesium with low labor and energy costs while generating minimal waste and toxic by-products.

In addition, we own a 100% interest in 81 unpatented lode mining claims totaling approximately 1,673 acres (the “Tami Mosi Mining Claim”), four unpatented lode mining claims totaling approximately 10 acres located in the Moor Mining District in Elco County, Nevada and a 100% interest in three patented mining claims located in the Pinto mining district of Nevada totaling approximately 296 acres (the “Silverado Mining Claim”). We do not plan on commencing extraction of minerals at this time from any mining claims we hold because we have identified alternative sources of supply of dolomite and ferrosilicon, the primary raw materials used to produce pure magnesium. We may in the future, however, commence extraction of minerals from the Tami Mosi Mining Claim if we are unable to purchase raw materials from the alternative sources we have identified at commercially reasonable rates. In addition, we do not consider our mining claims to be material to our business or financial condition. See Item 2. “Properties.”

Selected Financial Information

The following is selected financial data derived from our consolidated financial statements for the years ended October 31, 2021 and 2020.

The selected consolidated financial information set out below may not be indicative of our future performance:

	Years Ended
	October 31,
	2021	2020
	$	$
Total Expenses	(17,705,211)	(4,714,740)
Other Income (Expense)	(5,844,401)	42,135)
Net Loss	(23,549,612)	(4,672,605)
Loss Per Share	(0.07)	(0.01)
Total Assets	4,513,512	708,763
Current Liabilities	10,981,270	2,551,448
Long-Term Liabilities	392,280	237,218

Year Ended October 31, 2021 Compared to Year Ended October 31, 2020

Total Expenses

Total expenses were $17,705,211 for the twelve months ended October 31, 2021 (“Fiscal 2021”), as compared to $4,714,740 for the preceding year ended October 31, 2020 (“Fiscal 2020”). The increase of $12,990,471 in operating expenditures was due primarily to a significant increase in stock-based compensation, a non-cash item, during the current fiscal. The variance was primarily comprised of:

Stock-based compensation (2021 – $11,051,124; 2020 – $666,259; Variance – $10,384,865)

During Fiscal 2021, the Company recorded stock-based compensation of $11,051,124 upon the grant of 38,800,000 stock options to directors, officers, employees and consultants. While during Fiscal 2020, the Company recorded stock-based compensation of $666,259 for the 6,700,000 stock options granted. This resulted in a non-cash variance of $10,384,865. The adoption of our 2021 Equity Incentive Plan which was approved by our shareholders during Fiscal 2021 is intended to promote our long-term financial interests and growth by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of our business. Moreover, our 2021 Equity Incentive Plan aims to align the interests of eligible participants with those of our shareholders through opportunities for increased equity-based ownership in our company.

Salaries and benefits (2021 – $3,168,008; 2020 – $1,797,783; Variance – $1,370,225)

The Company incurred salaries and benefits of $3,168,008 during Fiscal 2021, as compared to $1,797,783 during Fiscal 2020, representing an increase of $1,370,225. This was due mainly to increased personnel headcount as the Company continued to ramp up its operations as it moves towards the buildout of its research and development pilot plant facility as well as setting up a new corporate office in McLean in Virginia. As at October 31, 2021, the Company had 19 full-time employees including 6 executives. While at October 31, 2020, the Company had 10 full-time employees including 7 executives. Certain senior management members’ salaries were also adjusted during Fiscal 2021 to be in line with industry standards.

Legal and professional fees (2021 – $889,175; 2020 – $138,916; Variance – $750,259)

The Company incurred legal and professional fees of $889,175 during Fiscal 2021, as compared to $138,916 during Fiscal 2020. The increase of $750,259 in legal and professional fees was attributable to litigations discussed elsewhere in this Annual Report, transaction costs related to the June 2021 Convertible Debenture, and the Company’s registration of its Common Stock with the Securities and Exchange Commission, site plant selection purposes and other general and corporate objectives during Fiscal 2021.

Consultant and management fees (2021 – $914,617; 2020 – $598,574; Variance – $316,043)

Consulting and management fees were $914,617 in Fiscal 2021, as compared to $598,574 in Fiscal 2020. The increase of $316,043 was a result of the Company ramping up its operations towards the buildout of its research and development pilot plant facility, commencement of business development activities in its new corporate office in McLean in Virginia, as well as for advancing the Company as a reporting issuer in the US and preparing for listing on other exchanges.

Travel expenses (2021 – $409,528; 2020 – $104,880; Variance – $304,648)

Travel expenses were $409,528 for Fiscal 2021 and $104,880 for Fiscal 2020, representing an increase of $304,648. As economies began to reopen and recover from the COVID-19 pandemic, the Company continued to ramp up its operations and travelling activities for financing and site plant selection purposes.

Engineering expenses [2020 – $105,706; 2019 – $569,145; Variance – ($463,439)]

Engineering expenses were $105,706 for Fiscal 2021 and $569,145 for Fiscal 2020. The decrease of $463,439 was as a result of the Company having completed the initial design and modeling of the magnesium pilot plant and advancing into the final stage of the buildout of the pilot plant facility during Fiscal 2021.

Other Items

Total other loss was $5,844,401 for Fiscal 2021, and total other gain was $42,135 for Fiscal 2020. The variance of $5,886,536 in other items was due primarily from the accounting treatment of its convertible debentures, partly offset by a gain on the sale of its exploration and evaluation assets previously written off of $37,156. The variance was primarily comprised of:

Change in fair value of derivative liability [2021 – ($5,701,270); 2020 – $4,979; Variance – ($5,706,249)]

The Company’s July 2020 Convertible Debenture and June 2021 Convertible Debenture were determined to be hybrid financial instruments comprised of a debt host liability and an embedded derivative liability. The debt host liability of the convertible note will be amortized at cost, with the embedded derivative liability measured at fair value through profit and loss at the end of each reporting period. For Fiscal 2021, the Company recognized a non-cash gain of $16,058 and a non-cash loss of $5,717,328 on re-measurement of its July 2020 Convertible Debenture and June 2021 Convertible Debenture, respectively. This resulted in an aggregate non-cash loss of $5,701,270 for Fiscal 2021, compared to a non-cash gain of $4,979 on re-measurement of its July 2020 Convertible Debenture in Fiscal 2020.

Loss on recognition of debt host liability [2021 – ($140,943); 2020 – $Nil; Variance – ($140,943)]

On issuance date of the June 2021 Convertible Debenture, its embedded derivative liability was valued at $1,646,600 which exceeded the face value of the note itself of $1,500,000, the debt host liability was then assigned a face value of $1, with an immediate loss of $146,601 on recognition of the debt host liability in Fiscal 2021, in addition to foreign exchange effect of $5,658.

Net Loss

As a result of the foregoing, net loss for the twelve months ended October 31, 2021 and 2020 was $23,549,612 and $4,672,605, respectively.

Drivers of Results of Operations

Total Expenses

Total expenses consist of general and administrative, research and development, stock-based compensation and depreciation.

General and administrative expenses primarily include salaries and benefits, consulting, management, legal and professional fees, travel expenses, investor relations, shareholder communications, regulatory fees, facilities and rent, computer system and software, and office and other general and administrative expenses.

Research and development expenses include engineering expenses which are in relation to the design and modeling of the magnesium pilot plant facility and the magnesium furnace reactor, as well as the commercialization of our technology, and due diligence expenses which pertain to those incurred in the potential acquisition of a smelter site for magnesium metal production.

Stock-based compensation on stock options issued to directors, officers and employees is measured at the fair value on the date of grant and expensed over the vesting period. For stock options issued to consultants, the fair value is periodically re-measured until the counterparty performance is complete.

Depreciation includes recognition of depreciation of property, plant and equipment and right-of-use assets over their depreciable lives.

Working Capital

The calculation of Working Capital provides additional information and is not defined under GAAP. We define Working Capital as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP. This information is intended to provide investors with information about our liquidity.

Other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.

Liquidity and Capital Resources

As of October 31, 2021 and October 31, 2020, we had total current liabilities of $10,891,270 and $2,551,448, respectively, and current assets of $1,233,954 and $159,259, respectively, to meet our current obligations. As of October 31, 2021, we had working capital deficiency of $9,657,316, a decrease of working capital of $7,265,127 as compared to October 31, 2020, driven primarily by a significant increase in derivative liabilities.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity and debt financing. As of October 31, 2021, cash generated from financing activities was not sufficient to fund operations and, in particular, to fund our growth strategy in the short-term or long-term. As a result, we raised additional funds from equity and debt financing transactions in 2020 and 2021 as discussed below under “Recent Financing Transactions.” The primary need for liquidity is to fund working capital requirements of the business, including operational expenses, develop and construct our planned research and development pilot magnesium production facility and the capital expenditures associated with that project. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations, to make planned capital expenditures, to execute on the development and operation of our planned research and development pilot facility, to develop a full-scale commercial magnesium production facility and to make scheduled debt and rent payments and to repay or refinance indebtedness depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

As of October 31, 2021, there have not been any meaningful impact or disruptions to our operations as a result of the COVID-19 pandemic. We continue to assess the impact of COVID-19 on an ongoing basis.

Recent Financing Transactions

On December 20, 2019, we exercised our right and called all outstanding common share purchase warrants set to expire between May 7, 2020 and May 13, 2021 to expiry on January 19, 2020, and then extended the expiration date to February 19, 2020. Any unexercised warrants were voided and of no value after February 19, 2020. In all, a total of 40,336,661 warrants were exercised for gross proceeds of CAD$3,050,668 (USD equivalent $2,313,284).

On January 17, 2020, we completed a non-brokered private placement consisting of 3,643,791 units at a price of CAD$0.15 per unit for gross proceeds of CAD$546,569 (USD equivalent $416,719). Each unit consists of one share of our common stock and one common share purchase warrant exercisable at a price of CAD$0.21 per share for a period of one year from the date of issuance. Subsequent to October 31, 2020, we extended the expiration date of the warrants to August 31, 2021. The common share purchase warrants were subject to an expiry acceleration provision, upon thirty days’ written notice, should the price of our common stock exceed CAD$0.30 for at least ten consecutive trading days. Finder’s fees of $41,275 were paid in connection with this offering.

On July 27, 2020, we closed a non-brokered private placement of an unsecured convertible note in the principal amount of CAD$150,000 (USD equivalent $112,124, the “July 2020 Convertible Note”). The note bears interest at 12% per annum, and any accrued but unpaid interest, matures on the date that is one year following the closing date. Each July 2020 Convertible Note may be convertible into our common stock at the prevailing market price and any accrued but unpaid interest thereon will be convertible into our common stock at a price which is the greater of (i) CAD$0.15 or (ii) the Market Price (as defined in the policies of the TSX-V) on the date of a conversion notice. No finder’s fees were paid in connection with this offering.

On September 10, 2020, we announced a non-brokered private placement of up to 53,846,154 units priced at CAD$0.13 per unit (the “Unit”) for an aggregate offering of up to CAD$7,000,000 (USD$ 5,318,600) (the “September 2020 Private Placement”). Each Unit is comprised of one share of our common stock and one common share purchase warrant exercisable at CAD$0.19 per share for a period of one year from the date of issuance. On November 20, 2020, we closed the first tranche of the September 2020 Private Placement of 5,599,171 Units for gross proceeds of CAD$727,892 (USD equivalent $556,876). On January 15, 2021, we closed the second tranche of the September 2020 Private Placement consisting of 7,337,914 Units for gross proceeds of CAD$953,930 (USD equivalent $749,435). On January 29, 2021, we closed the third tranche of the September 2020 Private Placement consisting of 5,382,303 Units for gross proceeds of CAD$699,699 (USD equivalent $547,496). On March 24, 2021, we closed the fourth tranche of this offering and issued 6,554,172 Units for gross proceeds of CAD$852,042 (USD equivalent $678,270). On April 27, 2021, we closed the fifth and final tranche of this offering and issued 851,395 Units for gross proceeds of CAD$110,681 (USD equivalent $89,237). We closed an aggregate 25,724,955 Units for aggregate gross proceeds of CAD$3,344,244 (USD equivalent $2,621,314) and incurred aggregate share issue costs of $195,614 in connection to this offering.

On May 5, 2021, we announced a non-brokered private placement priced at CAD$0.13 per unit (the “Unit”) to raise gross proceeds of up to CAD$3,000,000 (the “May 2021 Private Placement”). Each Unit in this offering consists of one share of our common stock and one common share purchase warrant exercisable at a price of CAD$0.19 per share for a period of one year from the date of issuance. On May 28, 2021, we closed the first tranche of the May 2021 Private Placement issuing 5,223,420 Units for gross proceeds of CAD$679,044 (USD equivalent $561,844). On June 17, 2021, we closed the second and final tranche of this offering consisting of 17,853,506 Units for gross proceeds of CAD$2,320,956 (USD equivalent $1,880,687). We closed at the maximum offering and issued an aggregate 23,076,926 Units for aggregate gross proceeds of CAD$3,000,000 (USD equivalent $2,442,531). We incurred aggregate share issue costs of $154,336 in connection with this offering.

On May 18, 2021, we issued 1,360,959 common shares on the conversion of the July 2020 Convertible Debenture including conversion of accrued interest and 263,973 common shares valued at $26,286 in transaction costs.

On June 7, 2021, we received final approval from the TSX-V for an agreement with Industrial Surplus Supplies Ltd. (“ISL”), pursuant to which ISL will build a prototype internally heated testing lab furnace for the testing of a magnesium production process. We issued 1,538,461 common shares at a price of CAD$0.24 per share with a total fair value of CAD$369,231 (USD equivalent $305,832) for equipment.

On June 15, 2021, we closed a non-brokered private placement of an unsecured convertible note in the principal amount of $1,500,000 (the “June 2021 Convertible Debenture”). The June 2021 Convertible Debenture bears interest at 12% per annum and matures on December 10, 2022. The June 2021 Convertible Debenture is convertible into 15,000,000 units, where each unit consists of (i) one share of our common stock, (ii) one-half of one Class A common stock purchase warrant, with each whole warrant being exercisable at a price of $0.13 until June 10, 2026, and (iii) one-half of one Class B common stock purchase warrant, with each whole warrant being exercisable at a price of $0.19 until June 10, 2026 (collectively, the “Class A and B Warrants”). In addition, the conversion price for accrued interest is the greater of (i) $0.10 and (ii) the minimum conversion price permitted by the TSX Venture Exchange at the time of conversion (should our common stock then be listed on such exchange).

Under the terms of the June 10, 2021 Securities Purchase Agreement we entered into as part of the offering of the June 2021 Convertible Debenture (the “Securities Purchase Agreement”), we agreed to use commercially reasonable efforts to file a registration statement with the SEC by August 14, 2021, covering the public resale of the shares of common stock underlying such debenture and, upon its conversion, the Class A and Class B Warrants issuable upon such conversion (the “Underlying Shares”), and to use our best efforts to cause the registration statement to be declared effective on October 13, 2021. In addition, we agreed to provide the holder to the June 2021 Convertible Debenture certain piggy-back registration rights if we do not have an effective registration statement covering the Underlying Shares and we propose to file any registration statement under the Securities Act with respect to our common stock. We will pay all costs associated with the registration statements, other than underwriting commissions and discounts. On December 13, 2021, our Form 10 Registration Statement filed with the SEC was declared effective.

In addition to certain covenants contained in the Securities Purchase Agreement, the terms of the Convertible Debenture contain certain negative covenants by us, including:

●	other than certain permitted indebtedness, enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, including, but not limited to, a guarantee, on or with respect to any of our property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom;

●	other than certain permitted liens, enter into, create, incur, assume or suffer to exist any liens of any kind, on or with respect to any of our property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom;

●	amend our charter documents, including, without limitation, our certificate of incorporation and bylaws, in any manner that materially adversely affects any rights of the Convertible Debenture Holder (notwithstanding the foregoing, we are entitled to proceed with the amendments to the charter documents as set out in our proxy materials for our shareholder meeting to be held in 2021);

●	repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of shares of our common stock or common stock equivalents other than as to the Underlying Shares;

●	redeem, defease, repurchase, repay or make any payments in respect of, by the payment of cash or cash equivalents (in whole or in part, whether by way of open market purchases, tender offers, private transactions or otherwise), all or any portion of any of our indebtedness (other than the Convertible Debentures if on a pro-rata basis), whether by way of payment in respect of principal of (or premium, if any) or interest on, such indebtedness, in any case unless such indebtedness or interest is due and payable in accordance with the initial terms of such debt prior to any default thereunder;

●	declare or make any dividend or other distribution of our assets or rights to acquire our assets to holders of shares of our common stock, preferred stock, or any other equity security by way of return of capital or otherwise including, without limitation, any distribution of cash, stock or other securities, property or options by way of a dividend, spin off, reclassification, corporate rearrangement, scheme of arrangement or other similar transaction;

●	sell or offer to sell any securities with non-fixed or floating price features, issue any common stock or common stock equivalents at a price lower than the conversion price herein then in effect, or issue any equity or debt instruments with anti-dilution provisions; or

●	enter into any agreement with respect to any of the foregoing.

In the event we issue or sell any common stock or common stock equivalents with terms that the purchaser then holding outstanding June 2021 Convertible Debenture (the “Convertible Debenture Holder”) or the Class A and B Warrants reasonably believes are more favorable to such holder than are the terms of the June 2021 Convertible Debenture or the Class A and B Warrants (the “MFN Securities”), then upon notice to us by such holder within five trading days after notice to such holder by us, we will use commercially reasonable efforts to obtain the approval of the TSX Venture Exchange and any additional required regulatory approval to amend the terms of the June 2021 Convertible Debenture or the Class A and B Warrants as required, as the case may be, so as to give such holder the benefit of such more favorable terms or conditions. If we fail to obtain such regulatory approvals and the approval of the TSX Venture Exchange, then absent such approval we are forbidden to issue the MFN Securities.

The conversion price of the June 2021 Convertible Debenture is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

In addition, if, at any time while the June 2021 Convertible Debenture is outstanding, we, directly or indirectly, effect any merger or consolidation of our company with or into another person or engage in a “Fundamental Transaction” as defined in the June 2021 Convertible Debenture, the Convertible Debenture Holder shall have the right to receive, for each Conversion Share that would have been issuable upon such conversion immediately prior to the occurrence of such Fundamental Transaction, the number of shares of our Common Stock of the successor or acquiring corporation or us, if we are the surviving corporation, and any additional consideration (the “Alternate Consideration”) receivable as a result of such Fundamental Transaction by a holder of the number of shares of our Common Stock for which the June 2021 Convertible Debenture is convertible immediately prior to such Fundamental Transaction. In addition, the Conversion Price will be subject to certain adjustments so that the economic value of such shares and such conversion price are protected and which is reasonably satisfactory in form and substance to the Convertible Debenture Holder. Alternatively, the Convertible Debenture Holder may demand that we redeem the June 2021 Convertible Debenture at a rate equal to 125% of the principal and interest due thereon, to be paid in full contemporaneously with consummation of the Fundamental Transaction.

We granted the investors certain rights of first refusal on our future offerings for so long as the June 2021 Convertible Debenture or the Class A and B Warrants are outstanding.

We may prepay and satisfy the June 2021 Convertible Debenture so long as an event of default has not occurred, upon 20 days’ prior written notice received by us to the holder, by paying 125% of the amounts owed on the June 2021 Convertible Debenture, including all principal, interest and other fees. The holder of this debenture may, however, convert all or a portion of the debenture during the 20 day notice period.

The June 2021 Convertible Debenture is not exercisable if the number of shares to be issued to the holder upon such exercise, together with all other shares then owned by the holder and our affiliates, would result in the holder beneficially owning more than 9.99% of our outstanding common stock. The holder may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to us.

Class A and Class B Warrants

Upon conversion of the June 2021 Convertible Debenture, we will issue the Class A and B Warrants. The holders may exercise the Class A and B Warrants on a cashless basis at any time that there is not an effective registration statement covering the underlying shares of common stock and the volume weighted average price of our common stock is greater than the exercise price at the time of exercise. The Class A and Class B Warrants are not exercisable, however, if the number of shares to be issued to the holder upon such exercise, together with all other shares then owned by the holder and our affiliates, would result in the holder beneficially owning more than 9.99% of our outstanding common stock. The holder may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to us.

The exercise price of the Class A and Class B Warrants is subject to proportional adjustment in the event of stock splits, recapitalizations and similar corporate events. In addition, the exercise price are each subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the exercise price then in effect, or issue options, warrants or other securities convertible or exchange for shares of our common stock at an exercise price less than the exercise price then in effect. If any of these events should occur, the exercise price each will be reduced to the lowest price at which these securities were issued or are exercisable.

In addition, if, at any time while the Class A and Class B Warrants are outstanding, we engage in a Fundamental Transaction, the exercise price thereof is subject to adjustment similar to the adjustment as provided for in the June 2021 Convertible Debenture. In addition, we may not enter into a Fundamental Transaction unless the holders of our common stock receive securities of an entity that is listed on a stock exchange in Canada or the United States, or cash, equal to the Black Scholes value of the remaining unexercised portion of the Class A and Class B Warrants on the date of the consummation of such Fundamental Transaction.

On July 15, 2021, we closed a non-brokered private placement of an unsecured convertible note in the principal amount of CAD$100,000 (USD equivalent $79,542, the “July 2021 Convertible Debenture”). The note bears interest at 12% per annum and is due on the date that is one year following the closing date. The note is convertible into common shares of the Company at the price of CAD$0.12 per share and will have warrants exercisable for a price of CAD$0.20 for a period of two years. Any accrued but unpaid interest will be payable on the earlier of the maturity date and the date of conversion in cash or common shares. No finder’s fees were paid in connection with this offering.

On July 16, 2021, we closed a non-brokered private placement and issued 4,350,000 units at a price of CAD$0.20 per unit (the “Unit”) for gross proceeds of CAD$870,000 (USD equivalent $690,860, the “July 2021 Private Placement”). Each Unit in this offering consists of one share of our common stock and one common share purchase warrant exercisable at a price of CAD$0.30 per share for a period of one year from the date of issuance. We incurred aggregate share issue costs of $48,319 in connection with this offering.

On August 11, 2021, we closed a non-brokered private placement and issued 3,827,601 units at a price of CAD$0.55 (USD$0.44) per unit (the “Unit”) for gross proceeds of CAD$2,105,180 (USD equivalent $1,683,336) (the “August 2021 Private Placement”). Each Unit in this offering consists of one share of our common stock and one common share purchase warrant exercisable at a price of CAD$0.65 (US$0.52) per share for a period of eighteen months from the date of issuance.

During the fiscal year ended October 31, 2021, upon the exercise of common share purchase warrants we issued an aggregate 1,964,901 common shares at a price of CAD$0.05 per share for gross proceeds of CAD$98,245 (USD equivalent $77,896), an aggregate 1,931,450 common shares at a price of CAD$0.19 per share for gross proceeds of CAD$366,976 (USD equivalent $292,890), and an aggregate 3,118,618 common shares at a price of CAD$0.21 per share for gross proceeds of CAD$654,910 (USD equivalent $516,735). Upon exercise, CAD$5,333 (USD equivalent $4,291) previously recorded in equity reserves was reclassified to share capital.

During the fiscal year ended October 31, 2021, upon the exercise of options we issued an aggregate 2,000,000 common shares at a price of CAD$0.05 per share for gross proceeds of CAD$100,000 (USD equivalent $80,058), an aggregate 200,000 common shares at a price of CAD$0.11 per share for gross proceeds of CAD$22,000 (USD equivalent $17,456), an aggregate 300,000 common shares at a price of CAD$0.12 per share for gross proceeds of CAD$36,000 (USD equivalent $29,096), an aggregate 100,000 common shares at a price of CAD$0.13 per share for gross proceeds of CAD$13,000 (USD equivalent $10,315), and an aggregate 30,000 common shares at a price of CAD$0.16 per share for gross proceeds of CAD$4,800 (USD equivalent $3,809). Upon exercise, CAD$152,218 (USD equivalent $121,932) previously recorded in equity reserves was reclassified to share capital.

Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by Sam Ataya, a director and officer of our Company, is eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. During the fiscal year ended October 31, 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CAD$0.65 per share for a fair value of CA$5,956,226 (USD equivalent $4,809,614) as share issue costs.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities for the years ended October 31, 2021 and 2020, were as follows:

	Years Ended
	October 31,
	2021	2020
	$	$
Net Cash Used in Operating Activities	(6,367,567)	(3,270,534)

Cash Flow from Investing Activities

Net cash used in investing activities for the years ended October 31, 2021 and 2020, were as follows:

	Years Ended
	October 31,
	2021	2020
	$	$
Net Cash Provided by (Used in) Investing Activities	(2,066,566)	18,985

Cash Flow from Financing Activities

Net cash used in financing activities for the years ended October 31, 2021 and 2020, were as follows:

	Years Ended
	October 31,
	2021	2020
	$	$
Net Cash Provided by Financing Activities	8,850,435	3,257,823

Off-Balance Sheet Arrangements

As of the date of this Annual Report on Form 10-K, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

As of October 31, 2021, we have the following obligations to make future payments, representing contracts and other commitments that are known and committed.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	$	$	$	$	$
Lease obligations – premises	818,600	327,773	451,284	39,543	–
Lease obligations – machines	37,409	19,249	15,056	3,104	–
Debt and interest obligations	1,770,439	–	1,770,439	–	–
Total	2,626,448	347,022	2,236,779	42,647	–

Real Estate Option Agreement

Effective as of August 4, 2021, we entered into a Real Estate Option Agreement (the “Option”) with Harrison County Community Improvement Corporation, an unrelated party (the “Seller”), to purchase a parcel of land comprising approximately 122 acres in the Village of Cadiz, Harrison County, Ohio (the “Property”). We are entitled to exercise the Option at any time up until its expiration on August 3, 2023. The Option contains covenants, representations and warranties that are customary of real estate purchase and sale agreements including, but not limited to, completion of title work and a survey of the Property, an environmental audit, an engineering feasibility study of the Property, availability of certain utilities, obtaining permits, approval of the Option by our Board of Directors, our exercise of the Option and obtaining certain state and local economic incentives and tax abatements.

Transactions with Related Parties

Deposits held by related parties

Included in our current assets are the following amounts due from related parties:

	As of October 31, 2021	As of October 31, 2020
	$	$
Deposits held by a director and officer	291,481	–
Deposits held by an officer	194,981	–
Deposits held by related parties	486,462	–

Due to related parties

Included in our current liabilities are the following amounts due to related parties:

	As of October 31, 2021	As of October 31, 2020
	$	$
Wages payable to directors and officers	357,500	161,922
Benefits payable to directors and officers	539,209	–
Fees and expenses payable to directors and officers	127,878	682,068
Interests due to a shareholder	2,230	–
Total due to related parties	1,026,817	843,990

Leases

We have entered into a sublease agreement with a company controlled by Sam Ataya, a director and officer of our Company, for our Canadian office at 580 Hornby Street, Suite 900, Vancouver, British Columbia, Canada V6C 3B6. The lease had a two-year term from April 1, 2021 to March 31, 2023 and required a monthly payment of CAD$9,794 for a total of CAD$235,056.

Scope of Work Agreement

Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by Sam Ataya, a director and officer of our Company, is eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. During the fiscal year ended October 31, 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CAD$0.65 per share for a fair value of CA$5,956,226 (USD equivalent $4,809,614) as share issue costs.

Changes in or Adoption of Accounting Practices

The following GAAP standards have been recently issued by the accounting standards board. We are assessing the impact of these new standards on future consolidated financial statements. We have elected to take advantage of the extended transition period allowed for emerging growth companies for complying with new or revised accounting guidance as allowed by Section 107 of the JOBS Act and Section 7(a)(2)(B) of the Securities Act. Pronouncements that are not applicable or where it has been determined do not have a significant impact on us have been excluded herein.

(i)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amended the FASB Accounting Standards Codification (“ASC”) by creating ASC 842 to replace ASC 840. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for substantially all leases. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”) to provide entities with relief from the costs of implementing certain aspects of the new leasing standard. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements (“ASU 2019-01”), which clarifies certain items regarding lessor accounting. It also clarifies the interim disclosure requirements during transition. These updates are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.

Effective November 1, 2019, the Company adopted ASC 842 retrospectively using the modified retrospective approach with no restatement of prior year amounts. Reclassifications and the adjustments arising from the new leasing rules are therefore recognized in the opening balance sheet on November 1, 2019. In the context of initial application, we used the following assumptions to evaluate the lease population:

●	exercised the option not to apply the new recognition requirements to short-term leases and to leases of low-value assets; and
●	made the election to not separate non-lease components from lease components and instead account for each lease component and any associated non-lease components as a single lease component.

ASC 842 applies to leases for the year ended October 31, 2020. Upon adoption, we recognized right-of-use assets and lease liabilities in relation to leases which had previously been classified as ‘operating leases’ under the principles of ASC 840. These assets and liabilities were measured at the present value of the remaining lease payments, discounted using the lessee’s incremental borrowing rate as of November 1, 2019. The weighted-average incremental borrowing rate for lease liabilities initially recognized as of November 1, 2019 was 7%.

There were no onerous lease contracts that would have required an adjustment to the right-of-use assets at the date of initial application. In applying ASC 842 for the first time, we applied the following practical expedients permitted by the standard:

●	use of a single discount rate to a portfolio of leases with reasonably similar characteristics;
●	reliance on previous assessments of whether leases are onerous immediately before the date of initial application;
●	application of the short-term leases exemption to leases with a remaining lease term of less than 12 months as at the date of initial application; and
●	exclusion of low-value assets and initial direct costs from the measurement of the right-of-use asset at the date of initial application.

The Company elected not to reassess whether a contract is or contains a lease at the date of initial application. Instead, for contracts entered into before the transition date, the previous determinations pursuant to ASC 840 of whether a contract is a lease have been maintained. Additionally, we elected to not apply hindsight in determining a lease term of the ROU assets at the adoption date.

Based on the foregoing, the impact of the change in accounting policy on November 1, 2019 is summarized below:

●	we recognized right-of-use assets of $83,549, and a lease liability of $83,549.

(ii)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of current expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), which provides transition relief to entities adopting ASU 2016-13. As smaller reporting companies as defined by the SEC, these updates are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of adoption of these updates on its financial statements.

(iii)

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which simplifies the accounting for goodwill impairment. ASU 2017-04 requires entities to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 under the current impairment test). The standard eliminates Step 2 from the current goodwill impairment test, which included determining the implied fair value of goodwill and comparing it with the carrying amount of that goodwill. As smaller reporting companies as defined by the SEC, ASU 2017-04 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on its financial statements.

(iv)

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07), which aligns the measurement and classification guidance for share-based payments to nonemployees with that for employees, with certain exceptions. ASU 2018-07 expands the scope of Topic 718 to include share-based payments granted to non-employees in exchange for goods or services used or consumed in the entity’s own operations and supersedes the guidance in Subtopic 505-50, Equity – Equity-Based Payments to Nonemployees. ASU 2018-07 retains the existing cost attribution guidance, which requires entities to recognize compensation cost for nonemployee awards in the same period and in the same manner (i.e. capitalize or expense) they would if they paid cash for the goods or services, but it moves the guidance to Topic 718. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. Effective November 1, 2019, the Company adopted the new standard. There were no material impact or adjustment to its financial statements.

(v)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Effective November 1, 2020, the Company adopted the new standard. There were no material impact or adjustment to its financial statements.

(vi)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on its financial statements.

(vii)	In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interactions of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on its financial statements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires management to make judgments, estimates and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The estimates and associated assumptions are based on historical experience and other factors that are considered relevant. Actual results may differ from these estimates.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised, if the revision affects only that period, or in the period of the revision and future periods, if the revision affects both current and future periods.

Significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in the financial statements are described below.

Estimated Useful Lives of Property Plant and Equipment

Depreciation of property, plant and equipment is dependent upon estimates of useful lives which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that consider factors such as economic and market conditions and the useful lives of assets.

Estimated Useful Lives of and Amortization of Intangible Assets

Amortization of intangible assets is recorded over their estimated useful lives which do not exceed any contractual periods, if any. Intangible assets that have indefinite useful lives are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired.

Consolidation

Judgment is applied in assessing whether we exercise control and have significant influence over entities in which we directly or indirectly own an interest. We have control when we have the power over the subsidiary, have exposure or rights to variable returns, and have the ability to use our power to affect the returns. Significant influence is defined as the power to participate in the financial and operating decisions of the subsidiaries. Where we are determined to have control, these entities are consolidated. Additionally, judgment is applied in determining the effective date on which control was obtained.

Stock-Based Payments

Valuation of stock-based compensation and warrants requires management to make estimates regarding the inputs for option pricing models, such as the expected life of the option, the volatility of our stock price, the vesting period of the option and the risk-free interest rate are used. Actual results could differ from those estimates. The estimates are considered for each new grant of stock options or warrants.

Leases

The Company uses the following policies to evaluate its leases:

Determining a lease: At contract inception, we review the facts and circumstances of the arrangement to determine if the contract is or contains a lease. The Company follows the guidance in ASU 2016-02, Leases (Topic 842), ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU 2019-01, Leases (Topic 842): Codification Improvements to evaluate if:

●	the contract has an identified asset;
●	we have the right to obtain substantially all economic benefits from the asset; and
●	we have the right to direct the use of the underlying asset.

When determining if a contract has an identified asset, we consider both explicit and implicit assets, and whether the vendor has the right to substitute the asset. When determining if we have the right to direct the use of an underlying asset, we consider if we have the right to direct how and for what purpose the asset is used throughout the period of use and if we control the decision-making rights over the asset.

Discount rate: At commencement, lease-related assets and liabilities are measured at the present value of future lease payments over the lease term using an incremental borrowing rate. As most of our leases do not provide an implicit rate, we exercise judgment in determining the incremental borrowing rate based on information available at the time the lease commences.

Rent increases or escalation clauses: Certain leases contain scheduled rent increases or escalation clauses. We assess each contract individually and apply appropriate payments based on the terms of the agreement.

Renewal, purchase and termination options: Our lease terms may include options to extend or terminate the lease. We exercise judgment in determining the term of these leases when extension or termination options are present and include such options in the calculation of the lease terms when it is reasonably certain that we will exercise these options.

Recognizing leases: We do not recognize leases with a contractual term of less than 12 months or low value leases on our financial statements. Lease payments are expensed on a straight-line basis over the lease terms.

Residual value guarantees, restrictions or covenants: Our lease agreements do not contain residual value guarantees, restrictions or covenants.

Other Estimates and Assumptions

Other estimates and assumptions where there is potential risk of material adjustments to assets and liabilities in future accounting periods include the recoverability of the carrying value of exploration and evaluation assets, fair value measurements for financial instruments, the recoverability and measurement of deferred tax assets and liabilities and contingent liabilities.

Significant Judgments

The most significant judgments, apart from those involving estimates, in applying accounting policies in the Company’s financial statements include:

-	the assessment of the Company’s ability to continue as a going concern and whether there are events or conditions that may give rise to substantial doubt;
-	whether there are indicators of impairment of the Company’s exploration and evaluation assets and other non-current assets;
-	the classification of financial instruments; and
-	determination of functional currency.

FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

Our financial instruments consist of cash and cash equivalents, amounts receivable, deposits held by related parties, accounts payable, due to related parties, promissory note, convertible debenture and derivative liability.

The fair value of financial instruments is the amount of consideration that would be agreed upon in an arm’s length transaction between knowledgeable, willing parties who are under no compulsion to act. The fair value of current financial instruments approximates their carrying values as long as they are short-term in nature or bear interest at market rates.

Financial instruments recorded at fair value are classified using a fair value hierarchy that prioritizes inputs used in determining the fair value and depending on the degree to which they are observable. The three levels of hierarchy are:

Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 — Inputs other than quoted prices that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. from derived prices); and

Level 3 — Inputs for the asset or liability that are not based on observable market data.

As at October 31, 2021, October 31, 2020 and October 31, 2019, the fair value of cash and cash equivalents held by us was based on Level 1 inputs of the fair value hierarchy. There were no transfers between the levels during the reporting periods.

Financial Risk Management

The Company’s board of directors has the overall responsibility for the establishment and oversight of the Company’s risk management framework. The Company’s risk management policies are established to identify and analyze the risks faced by the Company, to set appropriate risk limits and controls, and to monitor risks and adherence to limits. Risk management policies and systems are reviewed regularly to reflect changes in market conditions and in response to the Company’s activities. Management regularly monitors compliance with the Company’s risk management policies and procedures and reviews the adequacy of the risk management framework in relation to the risks faced by the Company.

In the normal course of operations, the Company is exposed to various risks such as interest rate, foreign exchange, commodity, credit, and liquidity. To manage these risks, management determines what activities must be undertaken to minimize potential exposure to risks. The objectives of the Company in managing risks are as follows:

●	Maintaining sound financial condition;
●	Financing operations; and
●	Ensuring liquidity to all operations.

In order to satisfy these objectives, the Company has adopted the following policies:

●	Prepare budget documents at prevailing market rates to ensure clear corporate alignment to performance management and achievement of targets;
●	Recognize and observe the extent of operating risk within the business; and
●	Identify the magnitude of the impact of market risk factors on the overall risk of the business and take advantage of natural risk reductions that arise from these relationships.

There have been no changes in risks that have arisen or how the Company manages those risks during the fiscal year ended October 31, 2021.

[i] Interest rate risk

Interest rate risk is the risk that future cash flows of a financial instrument will fluctuate because of changes in the market interest rates. The Company is exposed to interest rate risk on its cash on deposits with banks and, from time to time, on its holdings of short-term investments. As of October 31, 2021 and 2020, the Company had cash on deposits with banks of $462,360 and $39,571, respectively. The Company had no short-term investment as at October 31, 2021 or October 31 2020. Given the level of cash and cash equivalents held by the Company, fluctuations in the market interest rates had no significant impact on its interest income during the years ended October 31, 2021 and 2020.

[ii] Foreign currency risk

The Company is exposed to foreign currency risk on fluctuations related to cash, deposits held by related parties, accounts payable, due to related parties and convertible debenture that are denominated in US dollars. The Company has not entered into foreign exchange derivative contracts. A significant change in the currency exchange rates between the Canadian dollar relative to the US dollar could have a material effect on the Company’s balance sheet, results of operations, or cash flows.

Based on the Company net exposures as at October 31, 2021, assuming that all other variables remain constant, a 5% appreciation or deterioration of the Canadian dollar against the US dollar would result in an increase or decrease of $262,941 in the Company’s net income (loss) and comprehensive income (loss).

[iii] Commodity price risk

The value of the Company’s magnesium production business and its exploration and evaluation assets are dependent on the price of magnesium and the outlook for this mineral. Market prices for these metals historically have fluctuated widely and are affected by numerous factors outside the Company’s control, including but not limited to, levels of worldwide production, short-term changes in supply and demand, industrial and retail demand, as well as certain other factors related specifically to magnesium. If magnesium prices decline for a prolonged period below the cost of production, it may not be economically feasible to continue towards production.

[iv] Credit risk

Credit risk is the risk of loss if counterparties do not fulfill their contractual obligations and arises principally from trade receivables. The Company’s credit risk is primarily attributable to cash and deposits held by related parties. The Company limits its exposure to credit risk on cash as these financial instruments are held with major banks in Canada and the United States. Amounts receivable consist primarily of goods and services tax due from the Federal Government of Canada. Management believes the credit risk concentration with respect to amounts receivable is remote. The carrying amount of financial assets recorded in the financial statements, net of any allowances, represents the Company’s maximum exposure to credit risk.

[v] Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. The Company’s exposure to liquidity risk is dependent on its purchasing commitments and obligations and its ability to raise funds to meet commitments and sustain operations. The Company manages liquidity risk by continuously monitoring its actual and forecasted working capital requirements to ensure there is capital to meet short-term and long-term obligations. As of October 31, 2021 and October 31, 2020, we had working capital deficiency of $9,657,316 and $2,392,189, respectively. As disclosed in note 1 of the Company’s financial statements, the ability of the Company to continue as a going concern is dependent on many factors. The Company’s cash is primarily deposited in bank accounts and held as deposits by certain related parties. The Company anticipates that its cash on hand and deposits, together with expected funds raised from private placements and on exercises of common share purchase warrants and stock options, as well as debt financing, will provide sufficient financial resources to carry out its operations through the next twelve months. However, additional funding will be required. There can be no assurance that the Company will be able to raise the funds necessary to continue future operations. Liquidity risk has been assessed as high.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by Item 8 is located beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Exchange Act. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of October 31, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of October 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of October 31, 2021, our internal control over financial reporting was not effective. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm pursuant to the rules of the SEC for emerging growth companies.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (i) the lack of multiple levels of management review on complex business, accounting and financial reporting issues, and (ii) we had not implemented adequate system and manual controls. Until such time as we expand our staff to include additional accounting and executive personnel and accounting systems and procedures, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the year ended October 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our current directors and executive officers. Each director is elected at our annual meeting of stockholders and holds office for one year, or until his successor is elected and qualified. Officers are elected by our Board of Directors and their terms of office are at the discretion of our Board.

Name	Age	Position/Title
Karim Alameddine	28	Corporate Secretary
Rabih Ataya	61	Director and Executive Vice President (“EVP”), Special Projects
Sam Ataya	53	Director, Executive President and Chief Executive Officer (“CEO”)
Andrea Chan	43	Chief Controller
Kim Evans	51	Chief Financial Officer (“CFO”)
Edward Lee	59	Director, Executive Chairman and former President and CEO
Lisa Maxwell	55	President, Global Operations and Chief Operating Officer (“COO”)
Michael Rutkowski	51	EVP, Enterprise Business and Defense
Peter O’Rourke	49	Director and President, US Operations
Paul Sauvé	35	EVP, Operations and Chief Technology Officer (“CTO”)
Stephen Thorlakson	72	Director
Jeffrey Wilson	52	Director

Biographical information concerning the directors and executive officers listed above is set forth below:

Karim Alameddine. Mr. Alameddine joined Western Magnesium in 2019 as Assistant Corporate Secretary. From November 2013 to October 2019, he worked with the Toronto-Dominion Bank (“TDB”), one of the largest multinational banks in Canada. During his time with TDB he developed a thorough understanding of the regulatory standards which he utilized in his day-to-day responsibilities throughout his various positions within the organization. Mr. Alameddine’s drive for professionalism and passion for corporate services has created a unique opportunity for him with our company, where he serves shareholders in meeting their needs while centering his focus on industry and regulatory proceedings.

Rabih Ataya. Mr. Ataya has been our Senior Vice President, Strategy and a member of our board of directors since March 2020 and now serves as our Executive Vice President, Special Projects. He brings to us over 30 years of extensive operational experience in the automotive industry. From 2018 to March 2020, Mr. Ataya had taken a brief hiatus from the industry. From 2010 to 2018, he was the General Manager of Alfardan Automobiles, LLC, from 2002 to 2010 he was the General Manager of the Automotive Division of Mohammad Saleh & Reza Yousuf Behbehani Company and from 1996 to 2002 he was the General Manager of Mirage General Trading Establishment. He has led strategies into tactical initiatives that drove bottom line results. Mr. Ataya’s extensive experience in the automotive industry includes the North American, European, and Middle Eastern markets. This has afforded him opportunities to understand the industry throughout the supply chain process – by understanding the materials market, dealing with the full range of original equipment manufacturers and finally expanding dealership business for high-end automobile makers. He has developed, nurtured and maintained strong relationships in the global auto industry. Mr. Ataya received his Executive Master of Business Administration from HEC Paris, France, one of the most recognized universities in the world, and an Innovative Management and Entrepreneurial Leadership Certification from Babson College. In addition, Mr. Ataya holds a Bachelor of Engineering in Mechanical Engineering from American University of Beirut, Lebanon.

Rabih Ataya is the cousin of Sam Ataya, our Chief Executive Office and member of the board of directors.

Sam Ataya. Mr. Sam Ataya has been our Chief Executive Officer and a director since September 2018. Mr. Ataya has a record with key strengths in demonstrating “big picture” approaches toward project management that require long term strategic planning and operational management. His ability to manage multi-faceted projects through team leadership has led him through operational turnarounds, management changes and the ability to mobilize resources to achieve the wanted results from strategic planning and analysis. From 2008 to 2018, Sam Ataya was the CEO of The Stirling Group of Vancouver, B.C., a “One Stop” consulting service focused on assisting Micro-Cap, Mid-Cap, and Large-Cap Companies in need of financial recapitalization. The Stirling Group aids companies in strengthening their business models, investment proposals and helps source capital directly from an established global funding network. From 1987 to 2008 he was the President of ASK Ventures, a venture capital firm. Sam Ataya studied Business Administration at Langara College, Canada in 1990 and at the American University of London, England in 1992.

Sam Ataya is the cousin of Rabih Ataya, our Vice President, Strategy and member of the board of directors.

Andrea Chan. Ms. Chan brings to our company extensive experience in accounting and corporate finance in various industries including pharmaceuticals, technology and insurance with roles of increasing responsibility. Prior to joining our company in March 2021 as our Chief Controller, Ms. Chan served from March 2016 to March 2021 as Interim Chief Financial Officer, Director, Finance and Administration and Corporate Secretary at Pacgen Life Science Corporation, a TSX-V listed company, where she oversaw and managed the accounting and corporate regulatory functions of the company, and assisted the completion of various corporate transactions including an initial public offering, private placement financings, acquisitions, financial restructuring and licensing transactions. Ms. Chan was also a senior consultant at KeenVision Consulting Inc. from September 2014 to March 2021, where she provided consulting services to public and private companies across different industries. Ms. Chan is a Chartered Professional Accountant, Certified General Accountant, and a Certified Public Accountant designated in the State of Delaware. She graduated from the University of British Columbia with a Bachelor of Commerce Degree in Accounting.

Kim Evans. Ms. Evans has been our Chief Financial Officer since July 2020 on a part-time basis. She brings over 20 years of experience as a corporate finance executive, with several public companies. In addition, since 2015, she has been a Director and CFO of BIGG Digital Assets Inc., a developer of blockchain technology solutions. In April 2004 she founded Golden Reign Resources (now Mako Mining Corp.) and served as the President and Director until November 2018. From June 2002 to April 2012 she worked with Eastcoal Inc. as a director, Corporate Secretary and CFO. Her experience has allowed her to optimize full cycle accounting in prudent, progressive, and purposeful ways producing high-level results. Her expertise extends to working with corporations on financial systems, strategic plans, budgets, capital decisions and corporate acquisitions. She is well versed in structuring and negotiating transactions and has experience in creating strategic alliances with corporate leaders to align and support key business initiatives. Ms. Evans has experience with initial public offerings, U.S. GAAP, in-depth knowledge of regulatory requirements, and creation of internal processes and controls, resulting in improved financial performance and heightened productivity. Ms. Evans is a CPA, CGA, and holds a Financial Management Program diploma from the British Columbia Institute of Technology and a Bachelor of Arts from the University of British Columbia.

Edward Lee. A longtime entrepreneur in private business in northern British Columbia, Mr. Lee has been a member of our board of directors since March 2003. In addition, he served as our President from March 2013 to November 2019, as our Chief Executive Officer from March 2013 to October 2018 and as our Executive Chairman since 2019. Mr. Lee served on the Boards of American Manganese, Inc. from August 2011 to March 2013 and Goldrea Resources Corp. from November 2003 to April 2013. Previously, he was a Director and Executive Vice President for Adanac Molybdenum Corp. from November 2006 to January 2009. Since 1989, Mr. Lee has been assisting public companies in capital formation and strategic business development. He brings Western Magnesium invaluable strategic insight, industry expertise and proven leadership.

Lisa Maxwell. Ms. Maxwell joined our company in August 2013 as Corporate Secretary and full time in April 2019 as Senior Vice President, Corporate Development and now serves as our President, Global Operations and Chief Operating Officer. She brings with her over 25 years of experience in project management and business development. In December 2010 she founded Sequoia Corporate Services Inc., a management consulting firm where she provided project management, compliance, corporate governance, business development and regulatory compliance services for public companies from December 2010 to April 2019. In 2000 she founded Maxwell & Associates, where she provided project management services for public, private and crown corporations in the areas of education, healthcare and transportation from 2000 until 2010. Ms. Maxwell studied International Business at Athabasca University, Alberta, Canada and Capilano University, North Vancouver, British Columbia, Canada.

Michael Rutkowski. Colonel Michael Rutkowski, (Retired), joined Western Magnesium on September 1, 2021 as the Executive Vice President of Enterprise Business and Defense. Prior to joining the Western Magnesium team, Colonel Rutkowski was the Director for Strategic Initiatives for B3 Group, an award-winning IT consulting firm specializing in digital services and innovative technology solutions in Herndon, Virginia from April 2021 to September 2021. From March 2020 to April 2021, he was the Executive Vice President and Chief of Business Development for MCI a global engagement and marketing agency that creates human-centric touchpoints that unleash the power of people to deliver innovation and growth. From 2011 to March 2020 Colonel Rutkowski served in the United States Army in the Aviation Branch and achieved the rank of Colonel. At the time of his retirement in March 2020, he was serving as the Senior Military Advisor to the Secretary of Veteran’s Affairs (VA) where he worked in numerous leadership roles throughout the agency. He was appointed as Deputy Director for Electronic Healthcare Records Management (EHRM) from April 2019 to November 2019 and helped oversee one of the largest information technology acquisition programs ever in the federal government. Colonel Rutkowski served as a program manager for Air Traffic Control from June 2011 to June 2014 and following that assignment he was a program manager in the Joint Office of the Pentagon (J8 - Capabilities and Acquisition Division) then as the Chief of Staff for two J8 directors.

Colonel Rutkowski holds a BS in Business Management (1993) from Niagara University, an MBA with concentration in supply chain management (2005) from Florida State University and an MS in National Security and Resource Strategy with concentration in Space Industry (2018) from the Eisenhower War College - National Defense University in Washington D.C.

Peter O’Rourke.

Mr. O’Rourke serves as our President, US Operations. Prior to joining our company in November 2020 as a director and Senior Vice President, Business Development and Government Affairs, Mr. O’Rourke was Managing Partner of TCI Partners LLC a multidisciplinary consultancy based in Washington DC (December 2018-April 2021). Mr. O’Rourke was the acting Secretary of Veterans Affairs and Senior Advisor to the Secretary of Veterans Affairs for the US government (May – December 2018). Between February and May 2018 he was the Chief of Staff, Department of Veterans Affairs and led the Department’s staff and executive functions during a time of significant organizational change. He began his service with the VA as Senior Advisor to the Secretary (January – April 2017) moving up to the position of Executive Director for the Office of Accountability and Whistleblower Protection (May 2017 – February 2018) and then promoted to VA Chief of Staff (February – May 2018). In these roles he organized the VA’s senior staff and spearheaded the implementation of Presidential and Congressional intent to reset the definition of accountability in the civilian workforce and operationalized the protection and support for government whistleblowers. Mr. O’Rourke was a self-employed government affairs consultant (September—December 2016). Between May 2015 and July 2016 he was the Principal of Calibre Systems, a company which led the development of transformational plans for Veterans Affairs, the U.S. Department of Defense, and other government organizations. From January to April 2015 he worked as a self-employed consultant. Between May and December 2014 Mr. O’Rourke served as a Senior Policy Advisor in the US House of Representatives. From February to April 2014 he worked as a self-employed consultant. Between March 2012 and January 2014 he was the Vice-President, Marketing & Business Development with Blackland Aerospace where he created the worldwide marketing and business development capabilities for the firm and its aerospace manufacturing facilities.

Mr. O’Rourke was the Executive Director for Strong America Now where he led development and daily operations for a non-profit focused on generating support for government efficiency and cost savings using Lean Six Sigma methods from November 2010 to April 2012. Prior to this he was the Director, Marketing & Business Development for Accenture Federal Services from 2007 through 2009), in this capacity he led development and execution of global strategic and operational marketing and business development activities for a new acquisition (George Group Consulting, LP). campaigns and client teams to enable effective business development initiatives and between 2005 and 2007 he was a Senior Consultant for George Group Consulting LP where he coached, mentored and taught U.S. Department of Defense senior officers and executives Lean Six Sigma methods, tools, and implementation strategies as a certified Lean Six Sigma Master Black Belt. Between 1998 and 2006, Mr. O’Rourke held multiple assignments worldwide as a high-performing expert in multiple supply chain and logistics disciplines. Mr. O’Rourke completed undergraduate studies from 1995 until 1998. From 1990 – 1994 he was an Airman (Enlisted), U.S. Navy, performing assignments worldwide as Plane Captain, Fighter Squadron 213, Miramar Naval Air Station, California. Mr. O’Rourke holds a B.A. Political Science from the University of Tennessee.

Paul Sauvé. Mr. Sauvé has been our Senior Vice President, Technology and Operations since March 2020 and now serves as our Executive Vice President, Operations and Chief Technology Officer. He brings with him over 15 years of experience in the mining industry including senior positions with Teck Resources as Senior Project Engineer and Metallurgist from June 2006 – March 2020. Based on his strong chemical engineering background, he has had extensive experience with diversified metals & mining companies, gaining valuable know how in process development and optimization; fully integrated plant systems management; hydrometallurgical research facility operation that involved testing for metal recovery; process engineering for full scale studies and project execution; as well as modeling commercial sized facilities for production.

As an innovative and versatile chemical/mine engineer, he has been recognized for his in-depth expertise in metallurgy – managing a dynamic & multifaceted hydrometallurgical research facility; shift metallurgist for an operating plant; flotation plant metallurgy; metallurgist for multi-unit operation in a continuous pilot plant; and supervision of a hydrometallurgical research plant. In addition to being a member of the Association of Professional Engineers and Geoscientists of British Columbia since [insert year and month], he comes with specialized skills in lab and filed-testing protocols, METSIM (a general-purpose process simulation system designed to assist in performing mass and energy balances of complex processes), Unisim (a modeling platform that helps engineers create steady-state and dynamic models for plant design and performance monitoring), Visual Minteq (a chemical equilibrium software application) and WHMIS (workplace hazardous materials information system). He holds a Bachelor of Applied Science/Chemical Engineering degree from Lakehead University (2011) and a Diploma of Applied Science/Chemical Science Technology from BCIT (2006).

Stephen Thorlakson. Mr. Thorlakson has been a member of our board of directors since December 2013. He brings a wealth of experience in the construction project management and logistics industry, as well as extensive financial and business management expertise, having worked more than three decades within the construction and financial services industry. In September 2019 Mr. Thorlakson became the Vice-President of FloRite ESI and, Klassic Oilfield Services Ltd. companies which service the oil and gas industry. In 2011, he founded and became the President of Thorlakson Management Ltd., a construction management firm that specializes in quality control, safety and site remediation where he has provided guidance, direction and hands-on management of major industrial and business development projects for clients. Mr. Thorlakson continues to provide consulting services for Thorlakson Management Ltd. From June 2006 to November 2010, he was the General Manager for Surerus Pipeline. From 1980 until 2006, Mr. Thorlakson was a self- employed chartered financial planner in Fort St. John, British Columbia, a city for which he served as Mayor from 1990 through 2005 and Alderman from 1986 through 1990. He began his professional career working at Toronto Dominion Bank as Branch Manager and Senior Assistant Manager of Commercial Credit from September 1976 to September 1979.

Jeff Wilson. Jeff Wilson, Ph.D., P.Geo, has been a member of our board of directors since August 2014. He has worked in mineral exploration, consulting and market regulation for over 20 years. He has also worked as an independent consultant since 2013. From 2010 until 2013, Dr. Wilson was the director of Geology at Tetra Tech WEI, Inc., a leading provider of consulting, engineering and technical services focused on the worldwide water, environmental, energy, infrastructure and natural resource industries. From 2006 until 2010, Dr. Wilson worked as a Listings Manager at the TSXV, where he was responsible for reviewing technical and financial submissions by publicly traded resource companies. In addition, he has worked as a Project Geologist at Placer Dome Inc. from 2005 to 2006, Project Geologist for Fronteer Development Group from 2004 to 2005, an independent consultant from 2001 to 2004, as a Senior Structural Geologist for AngloGold Ashanti in Brazil from 2000 to 2001, an independent consultant in 1999, a Prestigious Geological Fellow at Rhodes University South Africa in 1998 and a Senior Geologist at Newcrest Mining in Indonesia in 1997. Dr. Wilson graduated with a Ph.D. in Geology from Kingston University, England in 1996 and a Bachelor Degree in Geology from Glasgow University, Scotland in 1991. and a Senior Geologist at Newcrest Mining in Indonesia from 1996 to 1997. Dr. Wilson earned a Ph.D. in Geology from Kingston University, England and a Bachelor of Science degree from Glasgow University, Scotland within Geology.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, significant employees or control persons has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Board Composition

Our business and affairs are managed under the direction of our Board of Directors. The number of directors is fixed by our Board of Directors, subject to our articles of incorporation and our bylaws. Currently, our Board of Directors consists of five directors.

Director Independence

For purposes of this registration statement, the independence of our directors is determined under the corporate governance rules of the Nasdaq Stock Market (“Nasdaq”). The independence rules of Nasdaq include a series of objective tests, including that an “independent” person will not be employed by us and will not be engaged in various types of business dealings with us. In addition, our board of directors is required to make a subjective determination as to each person that no material relationship exists with us either directly or as a partner, shareholder or officer of an organization that has a relationship with us. It has been determined that two of our directors are independent persons under the independence rules of Nasdaq: Jeff Wilson and Stephen Thorlakson.

BOARD COMMITTEES

We currently have an audit committee, a compensation committee, and a corporate governance committee. The members of each are set out below.

Name of Member	Audit Committee	Compensation Committee	Corporate Governance Committee
Rabih Ataya	X	X
Edward Lee			X (1)
Stephen Thorlakson	X (1)	X (1)	X
Jeff Wilson	X	X	X

(1) Denotes chairperson.

A brief description of each committee is set out below.

Audit Committee

The audit committee of our board of directors (the “Audit Committee”) is responsible for review of our interim and annual financial statements. For the purposes of performing their duties, the members of the Audit Committee have the right at all times, to inspect all of our books and financial records and any subsidiaries and to discuss with management and our independent auditors any accounts, records and matters relating to our financial statements. The Audit Committee members meet periodically with management and annually with our independent auditors.

Composition of the Audit Committee

As of the date of this Annual Report on Form 10-K, the following are the members of the Audit Committee:

Name of Member	Independent (1)	Financially Literate (2)
Rabih Ataya	No	Yes
Stephen Thorlakson	Yes	Yes
Jeff Wilson	Yes	Yes

Notes:

(1)	A member of the Audit Committee is independent if he or she has no direct or indirect ‘material relationship’ with Western Magnesium. A material relationship is a relationship which could, in the view of our board of directors, reasonably interfere with the exercise of a member’s independent judgment. An executive officer, such as the President or Secretary, is deemed to have a material relationship with Western Magnesium.
(2)	A member of the Audit Committee is financially literate if he or she has the ability to read and understand a set of financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues that can reasonably be expected to be raised by our financial statements.

Relevant Education and Experience

Each member of the Audit Committee has experience relevant to his or her responsibilities as an Audit Committee member. See Item 10. “Directors, Executive Officers and Corporate Governance” for a description of the education and experience of each Audit Committee member.

Audit Committee Oversight

At no time since the commencement of our most recently completed fiscal year was a recommendation of the Audit Committee to nominate or compensate an external auditor not adopted by our board of directors.

Audit Committee’s Charter

Our board of directors has adopted a written charter for the Audit Committee, which sets out the Audit Committee’s responsibilities in detail. The Audit Committee has access to all books, records, facilities and personnel and may request any information about us as it may deem appropriate. It will also have the authority to retain and compensate special legal, accounting, financial and other consultants or advisors to advise the Audit Committee.

Compensation Committee

The compensation committee of our board of directors (the “Compensation Committee”) has the responsibility of assisting our board of directors in discharging its oversight responsibilities relating to the attraction, compensation, evaluation and retention of key senior management employees, and in particular the Chief Executive Officer. In addition, the Compensation Committee is tasked with reviewing our annual disclosure regarding executive compensation for inclusion where appropriate in our disclosure documents. The Compensation Committee is also charged with annually reviewing the Western Magnesium Corporation 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) and proposing changes thereto, approving any awards of options under the 2021 Equity Incentive Plan and recommending any other employee benefit plans, incentive awards and perquisites with respect to our executive officers.

Composition of the Compensation Committee

As of the date of this Annual Report on Form 10-K, the following are the members of the Compensation Committee:

Name of Member	Independent (1)
Rabih Ataya	No
Stephen Thorlakson	Yes
Jeff Wilson	Yes

Notes:

(1)	A member of the Compensation Committee is independent if he or she has no direct or indirect ‘material relationship’ with Western Magnesium. A material relationship is a relationship which could, in the view of our board of directors, reasonably interfere with the exercise of a member’s independent judgment. An executive officer, such as the President or Secretary, is deemed to have a material relationship with Western Magnesium.

Compensation Committee’s Charter

Our board of directors has adopted a written charter for the Compensation Committee, which sets out the Compensation Committee’s responsibilities in detail.

For additional details on the Compensation Committee, see Item 11. “Executive Compensation – Compensation Governance.”

Corporate Governance Committee

The Corporate Governance committee of our board of directors (the “Corporate Governance Committee”) is responsible to develop and monitor our approach to matters of governance.

Composition of the Corporate Governance Committee

As of the date of this Annual Report on Form 10-K, the following are the members of the Corporate Governance Committee:

Name of Member	Independent (1)
Edward Lee	No
Stephen Thorlakson	Yes
Jeff Wilson	Yes

Notes:

(1)	A member of the Corporate Governance Committee is independent if he or she has no direct or indirect ‘material relationship’ with Western Magnesium. A material relationship is a relationship which could, in the view of our board of directors, reasonably interfere with the exercise of a member’s independent judgment. An executive officer, such as the President or Secretary, is deemed to have a material relationship with Western Magnesium.

Board Qualifications

We believe that each of the members of our board of directors has the experience, qualifications, attributes and skills that make him or her suitable to serve as our director, in light of our highly regulated magnesium business and the complex nature of our operations. See above under the heading Item 10. “Directors, Executive Officers and Corporate Governance” for a description of the education and experience of each director.

Mr. Rabih Ataya’s specific qualifications, experience, skills and expertise include:

●	Core business skills, including financial and strategic planning;
●	Finance and financial reporting expertise; and
●	Operating and management experience.

Mr. Sam Ataya’s specific qualifications, experience, skills and expertise include:

●	Core business skills, including financial and strategic planning;
●	Finance and financial reporting expertise; and
●	Operating and management experience.

Mr. Lee’s specific qualifications, experience, skills and expertise include:

●	Core business skills, including financial and strategic planning;
●	Finance and financial reporting expertise; and
●	Operating and management experience.

Mr. O’Rourke’s specific qualifications, experience, skills and expertise include:

●	Core business skills, including financial and strategic planning;
●	Finance and financial reporting expertise; and
●	Operating and management experience.

Mr. Thorlakson’s specific qualifications, experience, skills and expertise include:

●	Core business skills, including financial and strategic planning;
●	A deep understanding of entrepreneurship and of the industry; and
●	Operating and management experience.

Mr. Wilson’s specific qualifications, experience, skills and expertise include:

●	Core business skills, including financial and strategic planning;
●	A deep understanding of entrepreneurship and of the industry; and
●	Operating and management experience.

We believe these qualifications bring a broad set of complementary experience to our board of directors’ discharge of its responsibilities.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization. The audit committee oversees management of financial risks; our Board regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board regularly reviews plans, results and potential risks related to our business. The Board is also expected to oversee risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on the Company.

Code of Ethics and Business Conduct and Whistleblower Protection Policy

We have adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, and any person performing similar functions) and employees. The Code of Ethics and Business Conduct is available on our website at www.westernmagnesium.com. We intend to disclose any amendments to our Code of Ethics and Business Conduct, or waivers of its requirements, on our website or in filings under the Exchange Act to the extent required by applicable rules and exchange requirements.

Director Compensation

Fiscal 2021 Director Compensation Table

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Brown Former Director	—	—	—	—	—	—	—
Michael Pickholz Former Director (3)	—	—	96,904	—	—	106,320	203,224
James Sever Former Director	—	—	—	—	—	—	—
Stephen Thorlakson Current Director	—	—	149,291	—	—	—	149,291
Jeff Wilson Current Director	—	—	143,885	—	—	—	143,885

The following table sets forth all compensation paid to or earned by each of our directors during fiscal year 2021, except for compensation with respect to Messrs. Sam Ataya, Lee, Rabih Ataya and Fraser. Information with respect to the compensation of these current and former directors is included above in the “Summary Compensation Table.” As our executive officers, none of these directors (other than as described above) received any compensation for service as a director during fiscal year 2021.

Notes:

(1)	Director cash compensation during the fiscal year ended October 31, 2021.

(2)	The amounts reported in the Stock Awards and the Option Awards columns reflect aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the named executive officer. Assumptions used in the calculation of these amounts are included in Note 14 to our audited consolidated financial statements for the fiscal year ended October 31, 2021, which are included elsewhere in this registration statement.

(3)	Mr. Pickholz was appointed as a director on October 18, 2018 and resigned on November 27, 2020. Mr. Pickholz’s reported All Other Compensation for 2021 was consulting fees for consulting services provided and he was not separately compensated as a director.

Compensation Committee Interlocks and Insider Participation

See Item 13. “Certain Relationships and Related Transactions – Transactions with Related Parties” for further details.

None of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as our director or on the Compensation Committee, during fiscal 2021. None of our executive officers served as a director of another entity, one of whose executive officers served on the Compensation Committee, during fiscal 2021.

Historically, our directors that are our employees have not received compensation for their service as directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in the past two fiscal years for:

●	our principal executive officer or other individual acting in a similar capacity during the fiscal year ended October 31, 2021,
●	our two most highly compensated executive officers, other than our principal executive officers, who were serving as executive officers at October 31, 2021, and
●	up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at October 31, 2021.

For definitional purposes, these individuals are sometimes referred to as the “named executive officers.”

2021 Summary Compensation Table

Name and Principal Position	Fiscal Year ended October 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sam Ataya	2021	360,000	—	—	2,570,452	—	—	200,188	3,130,640
Director, Executive President and CEO (2)	2020	360,000	37,150	—	70,288	—	—	89,160	556,598

Edward Lee	2021	420,000	—	—	3,053,221	—	—	251,023	3,724,244
Director, Executive Chairman and former President and CEO (3)	2020	420,000	—	—	75,711	—	—	—	495,711

Lisa Maxwell	2021	192,917	—	—	1,593,783	—	—	144,380	1,931,080
President, Global Operations and COO (4)	2020	120,000	—	—	43,242	—	—	2,600	165,842

Rabih Ataya	2021	180,000	—	—	248,897	—	—	55,878	484,775
Director and EVP, Special Projects (5)	2020	180,000	—	—	47,626	—	—	—	227,626

Paul Sauvé	2021	186,812	—	—	484,200	—	—	102,701	773,713
EVP, Operations and CTO (6)	2020	95,154	—	—	37,373	—	—	—	132,527

Notes:

(1)	The amounts reported in the Option Awards column reflects aggregate grant date fair value computed in accordance with ASC Topic 718, Compensation—Stock Compensation. These amounts reflect our calculation of the value of these awards at the grant date and do not necessarily correspond to the actual value that may ultimately be realized by the named executive officer. Assumptions used in the calculation of these amounts are included in Note 14 to our audited consolidated financial statements for the fiscal year ended October 31, 2021, which are included elsewhere in this registration statement.

The 2020 Option Award compensation includes the following:

The 2020 Option Award compensation for Sam Ataya reflects the issuance of 650,000 stock options granted on April 24, 2020, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.12 until April 23, 2025, and vested in full on the grant date.

The 2020 Option Award compensation for Edward Lee reflects the issuance of 700,000 stock options granted on April 24, 2020, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.12 until April 23, 2025, and vested in full on the grant date.

The 2020 Option Award compensation for Lisa Maxwell reflects the issuance of 400,000 stock options granted on April 24, 2020, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.12 until April 23, 2025, and vested in full on the grant date.

The 2020 Option Award compensation for Rabih Ataya reflects the issuance of:

●	250,000 stock options granted on November 4, 2019, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.15 until November 3, 2024; and

●	200,000 stock options granted on April 24, 2020, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.12 until April 23, 2025,

These stock options were fully vested on the grant date.

The 2020 Option Award compensation for Paul Sauvé reflects the issuance of:

●	300,000 stock options granted on March 27, 2020, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.11 until March 26, 2024; and

●	150,000 stock options granted on April 24, 2020, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.12 until April 23, 2025.

These stock options were fully vested on the grant date.

The 2021 Option Award compensation includes the following:

The 2021 Option Award compensation for Sam Ataya reflects the issuance of:

●	4,500,000 stock options granted on December 30, 2020, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.13 until December 30, 2025; and

●	5,000,000 stock options granted on August 30, 2021, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.70 until August 30, 2026.

These stock options were fully vested on the grant date.

The 2021 Option Award compensation for Edward Lee reflects the issuance of:

●	5,000,000 stock options granted on December 30, 2020, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.13 until December 30, 2025; and

●	6,000,000 stock options granted on August 30, 2021, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.70 until August 30, 2026.

The 2021 Option Award compensation for Lisa Maxwell reflects the issuance of:

●	750,000 stock options granted on December 30, 2020, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.13 until December 30, 2022; and

●	3,500,000 stock options granted on August 30, 2021, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.70 until August 30, 2026.

These stock options were fully vested on the grant date.

The 2021 Option Award compensation for Rabih Ataya reflects the issuance of:

●	500,000 stock options granted on December 30, 2020, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.13 until December 30, 2022; and

●	500,000 stock options granted on August 30, 2021, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.70 until August 30, 2026.

These stock options were fully vested on the grant date.

The 2021 Option Award compensation for Paul Sauvé reflects the issuance of:

●	750,000 stock options granted on December 30, 2020, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.13 until December 30, 2022; and

●	1,000,000 stock options granted on August 30, 2021, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.70 until August 30, 2026.

These stock options were fully vested on the grant date.

The 2021 Option Award compensation for Peter O’Rourke reflects the issuance of:

●	500,000 stock options granted on December 30, 2020, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.13 until December 30, 2022; and

●	500,000 stock options granted on August 30, 2021, which entitles the holder of each such stock option to purchase one share of our common stock at an exercise price of CAD$0.70 until August 30, 2026.

These stock options were fully vested on the grant date.

63

(2)

Mr. Ataya was appointed as our CEO and elected to our board of directors effective September 21, 2018. Mr. Ataya was appointed as our President effective January 31, 2020. The compensation disclosed for Mr. Ataya is for his position as our CEO and he was not separately compensated as a director. Mr. Ataya’s reported 2021 salary includes $90,000 accrued not yet paid. Mr. Ataya’s reported 2021 All Other Compensation includes vacation and benefits of $166,486 accrued not yet paid and consulting fees of $35,772 paid to a company where Mr. Ataya is principal. Mr. Ataya’s reported 2020 salary includes $75,000 accrued not yet paid. Mr. Ataya’s reported 2020 All Other Compensation includes consulting fees of $89,160 paid to a company where Mr. Ataya is principal.

(3)	Mr. Lee was appointed as our Executive Chairman and CEO on March 24, 2013 and resigned as CEO on September 21, 2018. Mr. Lee was appointed as a director on March 29, 2004. The compensation disclosed for Mr. Lee is for his position as our Executive Chairman and he was not separately compensated as a director. Mr. Lee’s reported 2021 Salary includes $105,000 accrued not yet paid. Mr. Lee’s reported 2021 All Other Compensation includes vacation and benefits of $254,986 accrued not yet paid. Mr. Lee’s reported 2020 Salary includes $87,500 accrued not yet paid.

(4)	Ms. Maxwell was appointed as SVP, Corporate Development on December 1, 2020 and promoted as EVP, Corporate Development effective July 15, 2021 and as President, Global Operations and COO effective October 1, 2021. Ms. Maxwell’s reported 2021 All Other Compensation includes benefits of $48,325 accrued not yet paid. Ms. Maxwell’s reported 2020 All Other Compensation includes consulting fees of $2,600 paid to a company where Ms. Maxwell is principal.

(5)	Mr. Ataya was appointed as SVP, Strategy on November 1, 2019 and as a director on March 10, 2020. He was promoted as EVP, Special Projects effective October 1, 2021. The compensation disclosed for Mr. Ataya is for his position as our SVP, Strategy and subsequently EVP, Special Projects; he was not separately compensated as a director. Mr. Ataya’s reported 2021 All Other Compensation includes benefits of $29,954 accrued not yet paid.

(6)	Mr. Sauvé was appointed as SVP, Technology & Operations on March 23, 2020 and promoted as EVP, Operations and CTO effective October 1, 2021. Mr. Sauvé’s reported 2021 All Other Compensation includes benefits of $12,075 accrued not yet paid.

Executive Employment Agreements

We have employment agreements with Edward Lee, Executive Chairman, Sam Ataya, Executive President and CEO, Lisa Maxwell, President, Global Operations and COO, Rabih Ataya, EVP, Special Projects, and Paul Sauvé, EVP, Operations and CTO under which compensation was provided during the most recently completed financial year and/or interim period, or is payable in respect of services provided to us.

Edward Lee

Executive Chairman, Edward Lee signed a contract on May 3, 2019 (the “Lee Contract”) and will be paid an annual base salary of USD$420,000 which will be subject to all required deductions. Mr. Lee shall have the opportunity to earn an annual discretionary bonus upon meeting or exceeding our achievement of annual financial and operating targets and his performance targets. Mr. Lee will also be granted such stock options as determined by the Board or a committee thereof in its sole discretion and be entitled to participate in our benefits plans. During Mr. Lee’s employment and for a period of one year from the end of Mr. Lee’s employment (howsoever occasioned), Mr. Lee shall not, directly or indirectly, whether as owner, shareholder (except to the extent of a less than 2% ownership interest of the outstanding shares of a publicly held corporation), director, agent, officer, employee, consultant, independent contractor or in any other capacity whatsoever of a corporation, partnership, proprietorship, be engaged in, compete with, be financially concerned or interested with, or employed by any company carrying on the business of development or processing of magnesium anywhere in North or South America or Europe. Upon the death or disability of Mr. Lee such that, in the view of our directors other than Mr. Lee, Mr. Lee is not able to carry out his responsibilities, we may terminate Mr. Lee’s employment by providing Mr. Lee or his estate with pay and severance pay, if applicable, in the amount of six (6) months’ base salary payable monthly. In the event we terminate Mr. Lee’s employment without cause within 12 months of a Change of Control (as defined below) or Mr. Lee terminates his employment for Good Reason (as defined below) within 12 months of a Change of Control, Mr. Lee is entitled to receive from us a payment equal to the greater of: (i) a onetime payment of USD$3 million, less applicable deductions and withholdings; and (ii) any minimum entitlements to written notice of termination, payment in lieu of such notice, or a combination of written notice and payment in lieu of such notice, at our sole discretion, required by the Employment Standards Act (British Columbia) (the “BCESA”).

Sam Ataya

Executive President and CEO, Sam Ataya has signed a contract on May 3, 2019 (the “S. Ataya Contract”) and will be paid an annual base salary of USD$360,000 which will be subject to all required deductions. Mr. Ataya shall have the opportunity to earn an annual discretionary bonus upon meeting or exceeding our achievement of annual financial and operating targets and Mr. Ataya’s performance targets. Mr. Ataya will also be granted such stock options as determined by the Board or a committee thereof in its sole discretion and be entitled to participate in our benefits plans. During Mr. Ataya’s employment and for a period of one year from the end of Mr. Ataya’s employment (howsoever occasioned), Mr. Ataya shall not, directly or indirectly, whether as owner, shareholder (except to the extent of a less than 2% ownership interest of the outstanding shares of a publicly held corporation), director, agent, officer, employee, consultant, independent contractor or in any other capacity whatsoever of a corporation, partnership, proprietorship, be engaged in, compete with, be financially concerned or interested with, or employed by any company carrying on the business of development or processing of magnesium anywhere in North or South America or Europe. Upon the death or disability of Mr. Ataya such that, in the view of our directors other than Mr. Ataya, Mr. Ataya is not able to carry out his responsibilities, we may terminate Mr. Ataya’s employment by providing Mr. Ataya or his estate with pay and severance pay, if applicable, in the amount of six (6) months’ base salary payable monthly. In the event we terminate Mr. Ataya’s employment without cause within 12 months of a Change of Control (as defined below) or Mr. Ataya terminates his employment for Good Reason (as defined below) within 12 months of a Change of Control, Mr. Ataya is entitled to receive from us a payment equal to the greater of: (i) a onetime payment of USD$3 million, less applicable deductions and withholdings; and (ii) any minimum entitlements to written notice of termination, payment in lieu of such notice, or a combination of written notice and payment in lieu of such notice, at our sole discretion, required by the BCESA.

Lisa Maxwell

President, Global Operations and COO, Lisa Maxwell, has signed a contract on December 1, 2020 (the “Maxwell Contract”) and will be paid an annual base salary of USD$180,000 which will be subject to all required deductions. Ms. Maxwell’s annual base salary is increased to USD$250,000 effective July 15, 2021. Ms. Maxwell will also be granted such stock options as determined by the Board or a committee thereof in its sole discretion and be entitled to participate in our benefits plans. During Ms. Maxwell’s employment and for a period of one year from the end of her employment (howsoever occasioned), she shall not, directly or indirectly, whether as owner, shareholder (except to the extent of a less than 2% ownership interest of the outstanding shares of a publicly held corporation), director, agent, officer, employee, consultant, independent contractor or in any other capacity whatsoever of a corporation, partnership, proprietorship, be engaged in, compete with, be financially concerned or interested with, or employed by any company carrying on the business of development or processing of magnesium anywhere in North or South America or Europe. Upon the death or disability diagnosed by a licensed physician of the Employee such that, in the view of the Company’s directors other than the Employee, the Employee is not able to carry out his essential job functions, the Company may terminate the Employee’s employment by providing the Employee or his estate with pay and severance pay, if applicable, in the amount of six (6) months’ Base Salary payable monthly, and conditioned on the effectiveness of a Release. In the event we terminate Ms. Maxwell’s employment without cause within 12 months of a Change of Control (as defined below) or Ms. Maxwell terminates his employment for Good Reason within 12 months of a Change of Control, she is entitled to receive from us six month’s base salary and any minimum entitlements to written notice of termination, payment in lieu of such notice, or a combination of written notice and payment in lieu of such notice, at our sole discretion, required by the BCESA.

Rabih Ataya

EVP, Special Projects, Rabih Ataya, has signed a contract on November 1, 2019 (the “R. Ataya Contract”) and will be paid an annual base salary of USD$180,000 which will be subject to all required deductions. Mr. Ataya shall have the opportunity to earn an annual discretionary bonus upon meeting or exceeding our achievement of annual financial and operating targets and Mr. Ataya’s performance targets. Mr. Ataya will also be granted such stock options as determined by the Board or a committee thereof in its sole discretion and be entitled to participate in our benefits plans. During Mr. Ataya’s employment and for a period of one year from the end of Mr. Ataya’s employment (howsoever occasioned), Mr. Ataya shall not, directly or indirectly, whether as owner, shareholder (except to the extent of a less than 2% ownership interest of the outstanding shares of a publicly held corporation), director, agent, officer, employee, consultant, independent contractor or in any other capacity whatsoever of a corporation, partnership, proprietorship, be engaged in, compete with, be financially concerned or interested with, or employed by any company carrying on the business of development or processing of magnesium anywhere in North or South America or Europe. Upon the death or disability of Mr. Ataya such that, in the view of our directors other than Mr. Ataya, Mr. Ataya is not able to carry out his responsibilities, we may terminate Mr. Ataya’s employment by providing him or his estate with pay and severance pay, if applicable, in the amount of six month’s base salary payable monthly. In the event we terminate Mr. Ataya’s employment without cause within 12 months of a Change of Control or Mr. Ataya terminates his employment for Good Reason within 12 months of a Change of Control, he is entitled to receive from us six month’s base salary and any minimum entitlements to written notice of termination, payment in lieu of such notice, or a combination of written notice and payment in lieu of such notice, at our sole discretion, required by the BCESA.

Paul Sauvé

EVP, Operations and CTO, Paul Sauvé, has signed a contract on March 23, 2020 (the “Sauvé Contract”) and will be paid an annual base salary of CAD$210,000 which will be subject to all required deductions. Mr. Sauvé’s annual base salary is increased to CAD$240,000 effective January 1, 2021 and to USD$240,000 effective September 1, 2021. Mr. Sauvé shall have the opportunity to earn an annual discretionary bonus upon meeting or exceeding our achievement of annual financial and operating targets and Mr. Sauvé’s performance targets. Mr. Sauvé will also be granted such stock options as determined by the Board or a committee thereof in its sole discretion and be entitled to participate in our benefits plans. During Mr. Sauvé’s employment and for a period of one year from the end of Mr. Sauvé’s employment (howsoever occasioned), Mr. Sauvé shall not, directly or indirectly, whether as owner, shareholder (except to the extent of a less than 2% ownership interest of the outstanding shares of a publicly held corporation), director, agent, officer, employee, consultant, independent contractor or in any other capacity whatsoever of a corporation, partnership, proprietorship, be engaged in, compete with, be financially concerned or interested with, or employed by any company carrying on the business of development or processing of magnesium anywhere in North or South America or Europe. Upon the death or disability of Mr. Sauvé such that, in the view of our directors other than Mr. Sauvé, Mr. Sauvé is not able to carry out his responsibilities, we may terminate Mr. Sauvé’s employment by providing Mr. Sauvé or his estate with pay and severance pay, if applicable, in the amount of one (1) month’s base salary payable monthly. In the event we terminate Mr. Sauvé’s employment without cause within 12 months of a Change of Control (as defined below) or Mr. Sauvé terminates his employment for Good Reason (as defined below) within 12 months of a Change of Control, Mr. Sauvé is entitled to receive from us one month’s base salary and any minimum entitlements to written notice of termination, payment in lieu of such notice, or a combination of written notice and payment in lieu of such notice, at our sole discretion, required by the BCESA.

“Change of Control” is defined in the Lee Contract, S. Ataya Contract, O’Rourke Contract and Sauvé Contract (collectively, the “Management Contracts”) as:

(i)	an acquisition, directly or indirectly, of voting our securities (including securities of the Company on which conversion will become voting securities) by any person or group of persons acting in concert such that such person or group of persons are able for the first time to affect materially the control of our company;
(ii)	a merger, amalgamation or other business combination of us with or into another entity, or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity’s securities outstanding immediately thereafter are owned by persons who were not our security holders immediately prior to such merger, amalgamation, business combination or reorganization;
(iii)	the exercise of the voting power of any of all of our securities so as to cause or result in the election of a majority of members of the Board who were not previously incumbent directors thereof;
(iv)	the completion of a tender offer, an exchange offer, a take-over bid or any other offer or bid by an entity, person or group (other than with us or a wholly-owned subsidiary of ours) of more than 50% of our issued and outstanding voting securities; or
(v)	the sale, transfer or disposition by us of all or substantially all of our assets.

“Good Reason” is defined in the Management Contracts as:

(i)	a material and detrimental change in the title, position, duties and responsibilities, authority or status of the executive with us;
(ii)	a material breach by us of the employment agreement; or
(iii)	a material reduction of the executive’s base salary.

and in the case of the O’Rourke Contract, also includes the assignment by us of any substantial new duties inconsistent with Mr. O’Rourke’s positions, duties, responsibilities and status with us immediately prior to such a change in assigned duties.

Overview of Executive Compensation

Our board of directors is authorized to review and approve annually all compensation decisions relating to our executive officers. In accordance with reduced disclosure rules applicable to emerging growth companies as set forth in Item 402 of Regulation S-K, this section explains how our compensation program is structured for its Chief Executive Officer and the other executive officers named in the Summary Compensation Table (the “named executive officers” or “NEOs”).

Compensation Governance

We have created a Compensation Committee, the members of which are Stephen Thorlakson, Jeff Wilson and Rabih Ataya.

All tasks related to developing and monitoring our approach to the compensation of our NEOs and directors are performed initially by the Compensation Committee and reviewed and approved by the members of the Board. The compensation of the NEOs, directors and our employees or consultants is recommended and approved by the Board without reference to any specific formula or criteria. NEOs that are also directors of our company are involved in discussions relating to compensation, and disclose their interest in and abstain from voting on compensation decisions relating to them, as applicable, in accordance with the applicable corporate legislation. Our compensation program is intended to attract, motivate, reward and retain the management talent needed to achieve our business objectives of improving overall corporate performance and creating long term value for our shareholders. The compensation program is intended to reward executive officers on the basis of individual performance and achievement of corporate objectives, including the advancement of our exploration and development goals.

Our current compensation program is comprised of three major components: base salary or fees, short-term incentives such as discretionary bonuses and long-term incentives such as stock options.

In making compensation decisions, the Compensation Committee and the Board strive to find a balance between short-term and long-term compensation and cash versus equity incentive compensation. Base salaries or fees and discretionary cash bonuses primarily reward recent performance and incentive stock options encourage NEOs and directors to continue to deliver results over a longer period of time and serve as a retention tool. The annual salary or fee for each NEO, as applicable, is recommended by the Compensation Committee and determined by the Board based on the level of responsibility and experience of the individual, the relative importance of the position to us, the professional qualifications of the individual and the performance of the individual over time. The NEOs’ performances and salaries or fees are to be reviewed periodically. Increases in salary or fees are to be evaluated on an individual basis and are performance and market-based. The amount and award of cash bonuses to key executives and senior management is discretionary, depending on, among other factors, the financial targeted goal, employee retention and advancement within our company. The Executive Chairman and CEO make the recommendation which is then sent to the Board for their approval. A peer group is not used to determine compensation.

Pension Plan Benefits

The Company does not have any pension, defined benefit, defined contribution or deferred compensation plans in place.

Long-Term Equity Incentive Awards

The long-term component of compensation for executive officers, including the Named Executive Officers, will be based on equity awards issued pursuant to the Western Magnesium Corporation 2021 Equity Incentive Plan (the “2021 Equity Incentive Plan”) that was approved by our shareholders on June 11, 2021. The 2021 Equity Incentive Plan permits the grant of the following (collectively, the “Awards”): (i) nonqualified stock options (“NQSOs”) and incentive stock options (“ISOs”) (collectively, “Options”); (ii) stock appreciate rights (“SARs”); (iii) restricted stock (“Restricted Stock”) and restricted stock units (“RSUs”); (iv) performance awards; (v) dividend equivalents; and (vi) other stock-based awards. This component of compensation is intended to reinforce management’s commitment to long term improvements in our performance.

The purpose of the 2021 Equity Incentive Plan is to enable us and certain of our subsidiaries to obtain and retain services of the eligible participants, which is essential to our long-term success. The granting of Options and other Awards under the 2021 Equity Incentive Plan is intended to promote our long-term financial interests and growth and the long-term financial interests and growth of our subsidiaries by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of our business. Moreover, the 2021 Equity Incentive Plan aims to align the interests of eligible participants with those of our shareholders through opportunities for increased equity-based ownership in our company.

Outstanding Equity Awards at 2020 Fiscal Year-End

Outstanding Equity Awards Table

The following table sets forth outstanding equity awards for our named executive officers at fiscal 2021 year-end.

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options – Exercisable (#)	Number of Securities Underlying Unexercised Options – Un-exercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price (CAD$)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Sam Ataya	3,000,000	—	—	0.05	2023-12-03	—	—	—
Director,	2,000,000	—	—	0.12	2024-05-22	—	—	—
Executive	650,000	—	—	0.12	2025-04-23	—	—	—
President	4,500,000	—	—	0.13	2025-12-30	—	—	—
and CEO	5,000,000	—	—	0.70	2026-08-30	—	—	—
Edward Lee	250,000	—	—	0.05	2022-03-27	—	—	—
Director,	750,000	—	—	0.05	2023-08-12	—	—	—
Executive	850,000	—	—	0.05	2023-12-03	—	—	—
Chairman and	2,300,000	—	—	0.12	2024-05-22	—	—	—
former President	700,000	—	—	0.12	2025-04-23	—	—	—
and CEO	5,000,000	—	—	0.13	2025-12-30	—	—	—
	6,000,000	—	—	0.70	2026-08-30	—	—	—
Lisa Maxwell	250,000	—	—	0.05	2022-03-27	—	—	—
President, Global	300,000	—	—	0.05	2023-12-03	—	—	—
Operations and	500,000	—	—	0.12	2024-05-22	—	—	—
COO	400,000	—	—	0.12	2025-04-23	—	—	—
	750,000	—	—	0.13	2022-12-30	—	—	—
	3,500,000	—	—	0.70	2026-08-30	—	—	—
Rabih Ataya	250,000	—	—	0.12	2024-05-22	—	—	—
Director and EVP,	250,000	—	—	0.15	2024-11-03	—	—	—
Special Projects	200,000	—	—	0.12	2025-04-23	—	—	—
	500,000	—	—	0.13	2022-12-30	—	—	—
	500,000	—	—	0.70	2026-08-30	—	—	—
Paul Sauvé	100,000	—	—	0.11	2025-03-26	—	—	—
EVP, Operations	150,000	—	—	0.12	2025-04-23	—	—	—
and CTO	750,000	—	—	0.13	2022-12-30	—	—	—
	1,000,000	—	—	0.70	2026-08-30	—	—	—

Retirement Benefit Plans

We do not have any pension, defined benefit, defined contribution or deferred compensation plans in place.

Termination and Change of Control Benefits

Except as described below, we do not have any contract, agreement, plan or arrangement that provides for payments to a named executive officer at, following or in connection with a termination (whether voluntary, involuntary or constructive), resignation, retirement, a change of control of our company or a change in a named executive officer’s responsibilities.

For each of the foregoing agreements, the following table summarizes the estimated incremental payments that are triggered by, or result from, change of control, severance, termination or constructive dismissal (assuming such events had occurred on or before October 31, 2021):

NEO or Director	Payout for Termination Without Cause by the Company / Change of Control (1) / Good Reason (2)
Edward Lee, Director and Executive Chairman	USD$3,000,000
Sam Ataya, Director, Executive President and CEO	USD$3,000,000
Paul Sauvé, EVP, Operations and COO	CAD$17,500

Notes:

(1)	Termination by us without cause within 12 months of a Change of Control.
(2)	Termination by the Executive for Good Reason within 12 months of a Change of Control.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth securities authorized for issuance under any equity compensation plans approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of October 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrant and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Plan Category	(#)	(CAD$)	(#)
Equity compensation plans approved by security holders	61,260,000	$0.33	5,892,368
Equity compensation plans not approved by security holders	–	–	–
Total	61,260,000	$0.33	5,892,368

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of January 31, 2022, we had 878 shares of common stock issued and outstanding. The following table sets forth the beneficial ownership of our common stock as of the date of this Annual Report on Form 10-K for (i) each member of our board of directors, (ii) each named executive officer, (iii) each person known to us to be the beneficial owner of more than 5% of our securities and (iv) the members of our board of directors and our executive officers as a group. Beneficial ownership is determined according to the rules of the SEC. Generally, a person has beneficial ownership of a security if the person possesses sole or shared voting or investment power of that security, including any securities that a person has the right to acquire beneficial ownership within 60 days. Information with respect to beneficial owners of more than 5% of our securities is based on completed questionnaires and related information provided by such beneficial owners as of the date of this Annual Report on Form 10-K. Except as indicated, all shares of our securities will be owned directly, and the person or entity listed as the beneficial owner has sole voting and investment power. The address for each director and executive officer is c/o Western Magnesium Corporation, 8180 Greensboro Drive, Suite 820, McLean, Virginia, United States 22102.

	Common Stock
Name, Position and Address of Beneficial Owner	No. of Shares of Common Stock Beneficially Owned	% of Common Stock
Rabih Ataya (1) Director and EVP, Special Projects	1,700,000	0.40%
Sam Ataya (2) Director, Executive President and CEO	25,082,655	5.74%
Edward Lee (3) Director, Executive Chairman and former President and CEO	17,130,350	3.91%
Lisa Maxwell (4) President, Global Operations and COO	5,700,000	1.33%
Peter O’Rourke (5) Director and President, US Operations	1,500,000	0.35%
Paul Sauvé (6) EVP, Operations and CTO	2,040,837	0.48%
Stephen Thorlakson (7) Director	3,249,291	0.77%
Jeff Wilson (8) Director	1,650,000	0.39%
All directors and executive officers as a group	58,053,133	13.05%
Five Percent Shareholders:
Alpha Capital Anstalt (9)	28,937,000	6.45%

Notes:

(1)	Includes the following: (i) no shares of common stock, (ii) 450,000 options to purchase common stock at an exercise price of CAD$0.12 per share, (iii) 250,000 options to purchase common stock at an exercise price of CAD$0.15 per share, (iv) 500,000 options to purchase common stock at an exercise price of CAD$0.13 per share, and (v) 500,000 options to purchase common stock at an exercise of CAD$0.70 per share. The stock options fully vested upon award.

(2)	Includes the following: (i) 769,230 shares of common stock, (ii) 9,163,425 shares of common stock issued to a company where Mr. Ataya is principal, (iii) 3,000,000 options to purchase common stock at an exercise price of CAD$0.05 per share, (iv) 2,650,000 options to purchase common stock at an exercise price of CAD$0.12 per share, (v) 4,500,000 options to purchase common stock at an exercise price of CAD$0.13 per share, and (vi) 5,000,000 options to purchase common stock at an exercise of CAD$0.70 per share. The stock options fully vested upon award.

(3)	Includes the following: (i) 1,280,350 shares of common stock, (ii) 1,850,000 options to purchase common stock at an exercise price of CAD$0.05 per share, (iii) 3,000,000 options to purchase common stock at an exercise price of CAD$0.12 per share, (iv) 5,000,000 options to purchase common stock at an exercise price of CAD$0.13 per share and (v) 6,000,000 options to purchase common stock at an exercise price of CAD$0.70 per share. The stock options fully vested upon award.

(4)	Includes the following: (i) no shares of common stock, (ii) 550,000 options to purchase common stock at an exercise price of CAD$0.05 per share, (iii) 900,000 options to purchase common stock at an exercise price of CAD$0.12 per share, (iv) 750,000 options to purchase common stock at an exercise price of CAD$0.13 per share, and (v) 3,500,000 options to purchase common stock at an exercise price of CAD$0.70 per share. The stock options fully vested upon award.

(5)	Includes the following: (i) 500,000 shares of common stock, (ii) 500,000 options to purchase common stock at an exercise price of CAD$0.13 per share, and (iii) 500,000 options to purchase common stock at an exercise price of CAD$0.70 per share. The stock options fully vested upon award.

(6)	Includes the following: (i) 40,837 shares of common stock, (ii) 100,000 options to purchase common stock at an exercise price of CAD$0.11 per share, (iii) 150,000 options to purchase common stock at an exercise price of CAD$0.15 per share, (iv) 750,000 options to purchase common stock at an exercise price of CAD$0.13 per share, and (v) 1,000,000 options to purchase common stock at an exercise price of CAD$0.70 per share. The stock options fully vested upon award.

(7)	Includes the following: (i) 2,249,291 shares of common stock, (ii) 400,000 options to purchase common stock at an exercise price of CAD$0.12 per share, (iii) 300,000 options to purchase common stock at an exercise price of CAD$0.13 per share, and (iv) 300,000 options to purchase common stock at an exercise price of CAD$0.70 per share. The stock options fully vested upon award.

(8)	Includes the following: (i) 300,000 shares of common stock, (ii) 500,000 options to purchase common stock at an exercise price of CAD$0.05 per share, (iii) 350,000 options to purchase common stock at an exercise price of CAD$0.12 per share, (iv) 200,000 options to purchase common stock at an exercise price of CAD$0.13 per share, and (v) 300,000 options to purchase common stock at an exercise price of CAD$0.70 per share. The stock options fully vested upon award.

(9)	Includes the following: (i) 1,937,000 shares of common stock and 12,000,000 shares of common stock issuable upon conversion of a 12% convertible note in the original principal amount of $1,500,000 issued on June 15, 2021 (the “June 2021 Convertible Debenture”), (ii) 1,500,000 Class A Warrants and 6,000,000 Class A Warrants issuable upon conversion of the June 2021 Convertible Debenture to purchase common stock at an exercise price of $0.13 until June 10, 2026, and (iii) 1,500,000 Class B Warrants and 6,000,000 Class B Warrants issuable upon conversion of the June 2021 Convertible Debenture to purchase common stock at an exercise price of $0.19 until June 10, 2026. The address for Alpha Capital Anstalt is Altenbach 8, FL-9490 Vaduz, Liechtenstein. The number of shares beneficially owned is based on a Schedule 13G filed with the SEC on January 12, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements and indemnification arrangements, discussed in Item 10. “Directors, Executive Officers and Corporate Governance” and Item 11. “Executive Compensation” above, the following is a description of each transaction since November 1, 2020 and each currently proposed transaction in which:

●	We have been or will be a participant;
●	the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and
●	any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Related parties include any person who is or was (since the beginning of the last fiscal year, even if such person does not presently serve in that role) our executive officer or director, any shareholder owning more than 5% of any class of our voting securities or an immediate family member of any such person.

Any potential related party transaction that requires approval will be reviewed and overseen by the Audit Committee, and the Audit Committee will consider such factors as it deems appropriate to determine whether to approve, ratify or disapprove the related party transaction. The Audit Committee may approve the related party transaction only if it determines in good faith that, under all of the circumstances, the transaction is in the best interests of us and our shareholders.

Transactions with Related Parties

(1) Sam Ataya

Mr. Ataya is a director, Executive President and Chief Executive Officer of the Company. Mr. Ataya is also principal of The Stirling Group (“Stirling”). Stirling is a consulting company that provides us with management and operational services and has been involved in facilitating payment of expenses related to the ongoing construction of our planned magnesium research and development pilot plant and to obtain necessary permits and authorizations to construct and operate the facility.

During the current fiscal year ending October 31, 2021, we provided advances to Stirling on our behalf for anticipated future costs related to our planned magnesium research and development pilot plant and other administrative expenses (the “Pilot Plant Advances”). During the fiscal year ended October 31, 2021, we advanced Stirling the aggregate amount of $987,912, of which Stirling used $696,431 for costs and expenses leaving a balance of $291,481 as of October 31, 2021. Subsequent to October 31, 2021, we advanced Stirling the aggregate amount of $300,000 related to Pilot Plant Advances, of which Stirling used $39,478 for costs and expenses leaving a balance of $552,003 as of December 31, 2021.

The Company has entered into a sublease agreement with Stirling for our Canadian office at 580 Hornby Street, Suite 900, Vancouver, British Columbia, Canada V6C 3B6. The lease had a two-year term from April 1, 2019 to March 31, 2021 and required a monthly payment of CAD$9,345 for a total of CAD$224,280. The sublease agreement has been renewed for another two-year term from April 1, 2021 to March 31, 2023 and requires a monthly payment of CAD$9,794 for a total of CAD$235,056.

Pursuant to an agreement entered on August 29, 2018 between the Company and Stirling, and which was approved by the TSX-V on September 12, 2018, Stirling is eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. During the fiscal year ended October 31, 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CAD$0.65 per share for a fair value of CA$5,956,226 (USD equivalent $4,809,614) as share issue costs.

During the fiscal year ended October 31, 2019, the Company received an unsecured loan of CAD$150,000 (USD equivalent $112,895) from Mr. Ataya. The loan bore interest at 18% and was due on demand. During the fiscal year ended October 31, 2020, the loan was increased by an additional CAD$60,000 (USD equivalent $44,588) to CAD$210,000 (USD equivalent $157,483) and was due on September 24, 2021. During the fiscal year ended October 31, 2021, we have repaid the entire principal balance and all interests accrued in the amount of CAD$26,724 (USD equivalent $19,944).

(2) Lisa Maxwell

Ms. Maxwell is President, Global Operations and COO of the Company. Ms. Maxwell is also principal of Sequoia Corporate Services Inc. (“Sequoia”). Sequoia is a consulting company that provides us with management and operational services and has been involved in facilitating payment of expenses related to the ongoing construction of our planned magnesium research and development pilot plant and to obtain necessary permits and authorizations to construct and operate the facility.

During the current fiscal year ending October 31, 2021, we provided Pilot Plant Advances to Sequoia. During the fiscal year ended October 31, 2021, we advanced Sequoia the aggregate amount of $2,292,912, of which Sequoia used $2,097,931 of such advances for costs and expenses leaving a balance of $194,981 as of October 31, 2021. Subsequent to October 31, 2021, we advanced Sequoia the aggregate amount of $406,697 related to Pilot Plant Advances, leaving a balance of $601,678 as of December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Dale Matheson Carr-Hilton Labonte LLP (“Dale Matheson”), our independent registered public accounting firm, for the fiscal years ended October 31, 2021 and 2020.

	2021	2020
Audit Fees	$63,198	$27,079
Audit-Related Fees	$3,339	–
Tax Fees	$13,117	$1,746
All Other Fees	$412	–
Total	$80,066	$28,825

Audit Fees - This category includes the audit of our annual financial statements included in our Annual Report on Form 10-K, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Pursuant to the audit committee’s charter, all audit and permissible non-audit services provided by the independent registered public accounting firm must be pre-approved. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service. The independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by the independent registered public accounting firm. Consistent with the audit committee’s policy, all audit and permissible non-audit services provided by Dale Matheson during the fiscal years ended October 31, 2021 and 2020 were pre-approved by the audit committee.

In considering the nature of the services provided by Dale Matheson for the fiscal year ended October 31, 2021, the audit committee determined that such services were compatible with the provision of independent audit services. The audit committee discussed these services with Dale Matheson and management for the fiscal year ended October 31, 2021 to determine that they were permitted under the rules and regulations concerning auditors’ independence promulgated by the SEC to implement the Sarbanes-Oxley Act, as well as rules of the American Institute of Certified Public Accountants.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The financial statements required to be included in this Annual Report on Form 10-K are listed in the Index to Financial Statements on page F-1 and included beginning on page F-2 of this Annual Report.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits.

Exhibit No.	Exhibit

3.1(i)	Certificate of Domestication of Nevada Clean Magnesium Inc. and Certificate of Incorporation of Western Magnesium Corporation dated as of May 9, 2019 (incorporated by reference to Exhibit 3.1(i) to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
3.1(ii)	Bylaws, as amended on April 22, 2021 (incorporated by reference to Exhibit 3.1(ii) to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
3.1(iii)*	Amendment No. 2 to Bylaws of Western Magnesium Corporation effective November 17, 2021.
4.1	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
4.2^	Convertible Debenture Due December 10, 2022, Principal Amount $1,500,000 issued on June 10, 2021 (incorporated by reference to Exhibit 4.2(ii) to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
4.3	12% Convertible Note, Principal Amount CDN$100,000 issued on July 15, 2021 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.1†	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.2†	2017 Stock Option Plan, adopted on August 8, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.3†	Executive Employment Agreement between James Sever and Western Magnesium Corporation (formerly, Nevada Clean Magnesium Inc.) dated April 30, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.4†	Executive Employment Agreement between Edward Lee and Western Magnesium Corporation (formerly, Nevada Clean Magnesium Inc.) dated as of May 3, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.5†	Executive Employment Agreement between Sam Ataya and Western Magnesium Corporation (formerly, Nevada Clean Magnesium Inc.) dated as of May 3, 2019 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.6	Letter Agreement regarding Short Term Promissory Note in favor of Sam Ataya dated September 24, 2019 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.7†	Executive Employment Agreement between Rabih Ataya and Western Magnesium Canada Corporation dated as of November 1, 2019 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).

10.8	Share Subscription Agreement between Western Magnesium Corporation, GEM Yield Bahamas Limited, GEM Global Yield LLC SCS and the Share Lenders dated November 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.9†	Executive Employment Agreement between Paul Sauvé and Western Magnesium Canada Corporation dated as of March 23, 2020 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.10†	Employment Agreement between Karim Alameddine and Western Magnesium Canada Corporation dated as of April 28, 2020 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.11	Amendment to Short-Term Promissory Note issued by Western Magnesium Corporation in favor of Sam Ataya dated April 30, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.12†	Executive Employment Agreement between Lisa Maxwell and Western Magnesium Canada Corporation dated as of December 1, 2020 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.13†	Employee Agreement between Andrea Chan and Western Magnesium Canada Corporation dated as of March 15, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.14	Form of Private Placement Subscription Agreement (Units) (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.15	Form of Private Placement Subscription Agreement (Convertible Notes) (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.16^	Securities Purchase Agreement between Western Magnesium Corporation and an investor dated June 10, 2021 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.17†	2021 Equity Incentive Plan, adopted on June 11, 2021 (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.18†	Employment Agreement between Western Magnesium Corporation and Michael E. Rutkowski dated August 16, 2021 (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10,19^	Unit 102 – 5140 North Fraser Way, Burnaby, BC Lease between Valens Holdings Inc. and Western Magnesium Canada Corporation dated August 1, 2020 (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.20	Real Estate Option Agreement between Western Magnesium Corporation and Harrison County Community Improvement Corporation effective as of August 4, 2021 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
10.21^	Internally Heated Lab Furnace Fabrication Agreement between Industrial Surplus Ltd. and Western Magnesium Corp. dated July 24, 2020 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
14.1*	Code of Ethics
21.1	List of Subsidiaries (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 (File No. 000-56323)).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
^	Certain confidential information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed.
†	Includes management contracts and compensation plans and arrangements

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN MAGNESIUM CORPORATION

Date: February 14, 2022	By:	/s/ Sam Ataya
Sam Ataya
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 14, 2022.

Name	Title

/s/ Sam Ataya	Director, Executive President and Chief Executive Officer
Sam Ataya	(Principal Executive Officer)

/s/ Kim Evans	Chief Financial Officer
Kim Evans	(Principal Financial and Accounting Officer)

/s/ Rabih Ataya	Director and Executive Vice President, Special Projects
Rabih Ataya

/s/ Edward Lee	Director and Executive Chairman
Edward Lee

/s/ Peter O’Rourke	Director and President, US Operations
Peter O’Rourke

/s/ Stephen Thorlakson	Director
Stephen Thorlakson

/s/ Jeff Wilson	Director
Jeff Wilson

F-1

WESTERN MAGNESIUM CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended October 31, 2021 and 2020

(Expressed in US Dollars)

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Western Magnesium Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western Magnesium Corporation (the “Company”) as of October 31, 2021 and 2020, the related consolidated statements of loss and comprehensive loss, shareholders’ deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2013

Vancouver, Canada

February 4, 2022

WESTERN MAGNESIUM CORPORATION

Consolidated Balance Sheets

As at October 31, 2021 and 2020

Expressed in US Dollars

		October 31, 2021	October 31, 2020
	Note	$	$

ASSETS
Current assets
Cash		462,360	39,571
Amounts receivable		151,485	4,579
Prepayments		133,647	115,109
Deposits held by related parties	9[a]	486,462	–
		1,233,954	159,259
Non-current assets
Property, plant and equipment	5	2,574,704	79,436
Right-of-use assets	6	598,575	373,987
Mineral property costs	8	93,453	93,453
Reclamation deposits		2,826	2,628
Other deposits		10,000	–
TOTAL ASSETS		4,513,512	708,763

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities		1,989,316	1,169,817
Due to related parties	9[b]	1,026,817	843,990
Lease obligations – current	7	192,045	143,709
Promissory note	11	–	60,567
Provision for flow through share issuances	12	233,285	216,924
Convertible debenture	13	107	96,318
Convertible debenture – derivative liability	13	7,449,700	20,123
		10,891,270	2,551,448
Non-current liabilities
Lease obligations – non-current	7	392,280	237,218
Total liabilities		11,283,550	2,788,666

Shareholders’ deficit
Capital stock
Authorized: 1 billion common stock at par value of $0.001
Issued and paid: 392,943,398 (2020 – 323,419,527)	14	29,842,167	21,322,022
Additional paid-in-capital	14	15,186,480	4,182,037
Obligations to issue shares	14	209,827	596,872
Accumulated other comprehensive income		121,109	399,175
Deficit		(52,129,621)	(28,580,009)
Total shareholders’ deficit		(6,770,038)	(2,079,903)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT		4,513,512	708,763

Nature of operations and going concern [note 1]
Contingent liabilities and commitments [note 10]
Subsequent events [note 19]

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN MAGNESIUM CORPORATION

Consolidated Statements of Loss and Comprehensive Loss

For the Years Ended October 31, 2021 and 2020

Expressed in US Dollars

		2021	2020
	Notes	$	$

Expenses (recoveries)
Bank charges		15,287	10,764
Computer system and software		94,426	58,230
Consulting and management fees	9[d]	914,617	598,574
Depreciation	5, 6	229,902	86,706
Due diligence expenses		5,565	25,776
Engineering expenses		105,706	569,145
Foreign exchange gain		(109,054)	(10,685)
Interest and accretion	13	74,319	60,638
Investor relations		280,249	237,874
Legal and professional fees		889,175	138,916
Office and general		180,348	185,553
Property maintenance fees		15,069	15,098
Facilities and rent		187,832	50,304
Salaries and benefits	9[c]	3,168,008	1,797,783
Stock-based compensation	9[c], 14	11,051,124	666,259
Shareholder communications		127,747	54,554
Subsidies and recoveries		(41,735)	-
Transfer agent and regulatory fees		107,098	64,371
Travel expenses		409,528	104,880
		17,705,211	4,714,740

Other items
Change in fair value of derivative liability	13	(5,701,270)	4,979
Loss on recognition of debt host liability	13	(140,943)	–
Gain on sale of assets previously written off	8	–	37,156
Write-off of equipment	5	(2,188)	–
		(5,844,401)	42,135

Net loss for the year		(23,549,612)	(4,672,605)

Other comprehensive loss
Foreign currency translation		(278,066)	(76,806)

Comprehensive loss for the year		(23,827,678)	(4,749,411)

Basic and diluted loss per common share		(0.07)	(0.01)

Weighted average number of common shares outstanding – basic and diluted		356,656,854	312,450,631

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN MAGNESIUM CORPORATION

Consolidated Statements of Shareholders’ Deficit

For the Years Ended October 31, 2021 and 2020

Expressed in US Dollars

	Common shares		Additional paid-in capital	Obligation to issue shares	Accumulated other comprehensive income (loss)	Accumulated deficit	Shareholders’ deficit
	Number	$	$	$	$	$	$

Balance, October 31, 2019	278,939,075	18,587,118	3,535,553	39,722	475,981	(23,907,404)	(1,269,030)
Shares issued pursuant to private placements [note 14[b]]	3,643,791	416,719	–	(39,722)	–	–	376,997
Shares issued on warrants exercised [note 14[b]]	40,336,661	2,313,284	–	–	–	–	2,313,284
Shares issued on options exercised [note 14[b]]	500,000	46,176	(19,775)	–	–	–	26,401
Share issue costs [note 14[b]]	–	(41,275)	–	–	–	–	(41,275)
Stock-based compensation [note 14[d]]	–	–	666,259	–	–	–	666,259
Share subscriptions [note 14[f]]	–	–	–	596,872	–	–	596,872
Foreign currency translation	–	–	–	–	(76,806)	–	(76,806)
Net loss for the year	–	–	–	–	–	(4,672,605)	(4,672,605)
Balance, October 31, 2020	323,419,527	21,322,022	4,182,037	596,872	399,175	(28,580,009)	(2,079,903)
Shares issued pursuant to private placements [note 14[b]]	56,979,482	7,438,041	–	(596,872)	–	–	6,841,169
Shares issued on warrants exercised [note 14[b]]	7,014,969	891,811	(4,291)	–	–	–	887,520
Shares issued on options exercised [note 14[b]]	2,630,000	262,666	(121,932)	–	–	–	140,734
Shares issued for convertible debenture [notes 13[a] and 14[b]]	1,360,959	162,829	–	–	–	–	162,829
Shares issued for equipment [note 14[b]]	1,538,461	305,832	–	–	–	–	305,832
Share issue costs [note 14[b]]	–	(541,034)	–	–	–	–	(541,034)
Stock-based compensation [note 14[d]]	–	–	11,051,124	–	–	–	11,051,124
Equity component of convertible debenture [note 13[b]]			79,542				79,542
Share subscriptions [note 14[f]]	–	–	–	209,827	–	–	209,827
Foreign currency translation	–	–	–	–	(278,066)	–	(278,066)
Net loss for the year	–	–	–	–	–	(23,549,612)	(23,549,612)
Balance, October 31, 2021	392,943,398	29,842,167	15,186,480	209,827	121,109	(52,129,621)	(6,770,038)

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN MAGNESIUM CORPORATION

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2021 and 2020

Expressed in US Dollars

	2021	2020
	$	$

OPERATING ACTIVITIES
Net loss for the year	(23,549,612)	(4,672,605)
Add (subtract) items not affecting cash:
Accrued interest and accretion	25,331	53,605
Change in fair value of derivative liability	5,701,270	(4,979)
Loss on recognition of debt host liability	140,943	–
Depreciation of property, plant and equipment	44,148	20,871
Depreciation of right-of-use assets	185,754	65,835
Foreign exchange gain	(198,371)	(55,080)
Gain on sale of exploration and evaluation assets	–	(37,156)
Interest expense on lease obligations	25,319	7,033
Stock-based compensation	11,051,124	666,259
Write-off of equipment	2,188	–
Changes in non-cash working capital items relating to operations:
Amounts receivable	(144,283)	15,500
Prepayments	(9,703)	(35,317)
Deposits held by related parties	(478,902)	–
Accounts payable and accrued liabilities	719,906	510,773
Due to related parties	117,321	194,727
Cash used in operating activities	(6,367,567)	(3,270,534)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,056,566)	(18,172)
Other deposits	(10,000)	–
Proceeds from sale of exploration and evaluation assets	–	37,157
Cash provided by (used in) investing activities	(2,066,566)	18,985

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of share issuance costs	7,328,389	2,715,129
Proceeds from share subscriptions	209,827	557,150
Proceeds from convertible debenture	1,579,542	111,470
Payments of promissory note	(65,761)	(56,478)
Payments of lease obligations	(201,562)	(69,448)
Cash provided by financing activities	8,850,435	3,257,823

Change in cash for the year	416,302	6,274
Cash, beginning of the year	39,571	33,649
Effect of foreign exchange on cash	6,487	(352)
Cash and cash equivalents, end of the year	462,360	39,571

Other non-cash transactions:
Shares issued for conversion of debt and equipment	468,661	–
ROU asset addition by way of lease obligation	351,886	437,812
Other cash flow disclosures:
Cash paid during the period for interest	13,204	28,199

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

1.	NATURE OF OPERATIONS AND GOING CONCERN

Western Magnesium Corporation (the “Company”, or “WMC”) was incorporated under the laws of British Columbia on March 24, 1966. On May 14, 2019, the Company discontinued from the jurisdiction of the Business Corporations Act (British Columbia) and domesticated under the General Corporation Law of the State of Delaware under the name “Western Magnesium Corporation”. The Company is a reporting issuer in Canada and in the United States, listed for trading in Canada on the TSX Venture Exchange (the “TSX-V”) under the symbol “WMG.V”, in the United States on the OTCQB tier of the OTC Markets (the “OTCQB”) under the symbol “MLYF”, and in Germany on the Frankfurt Stock Exchange under the symbol “3WM”. The Company has developed proprietary magnesium production technology with the aim of becoming a premier low-cost producer of green primary magnesium metal.

As at October 31, 2021, the Company had an accumulated deficit of $52,129,621 (October 31, 2020 – $28,580,009) and working capital deficiency of $9,657,316 (October 31, 2020 – $2,392,189). For the year ended October 31, 2021, the Company reported a comprehensive loss of $23,827,678 (2020 – $4,749,411). The Company is considered to be in the development stage. It has not yet achieved profitable operations and expects to incur further losses in the development of its business. The Company has financed its activities and operations through equity issuances and debt financing and expects to continue to do so to the extent such instruments are issuable under terms acceptable to the Company and until such time as its operations provide positive cash flows.

These consolidated financial statements (the “Financial Statements”) have been prepared under the assumption that the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will be able to meet its obligations and continue its operations for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Management believes that the going concern assumption is appropriate for these Financial Statements based on its continuing ability to raise financings through share and debt issuances. If future financing is unavailable or if for any reason the Company is unable to continue as a going concern, it could impact the Company’s ability to realize its assets at their recognized values and to meet its obligations in the ordinary course of business at the amounts stated in these Financial Statements. These Financial Statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. If the going concern assumption is not used, the adjustments required to report the Company’s assets and liabilities on a liquidation basis could be material to these Financial Statements. These factors indicate the existence of a material uncertainty that cast substantial doubt on the Company’s ability to continue as a going concern.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. In order to combat the spread of COVID-19, governments worldwide, including the Unites States and Canada, have enacted emergency measures including travel bans, legally enforced or self-imposed quarantine periods, social distancing and business and organization closures. These measures have adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company has not been significant but could affect the Company’s ability to raise financings in the future and restrict travel. Management continues to monitor the situation.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

2.	BASIS OF PRESENTATION

These Financial Statements comprise the financial statements of Western Magnesium Corporation and its wholly owned subsidiaries, Western Magnesium Canada Corporation, incorporated in British Columbia, Canada and Western Magnesium Corp., incorporated in the State of Nevada in the United States.

[a]	Accounting standards

The accompanying Financial Statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these Financial Statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

These Financial Statements have been prepared on a historical cost basis except for financial instruments that have been measured at fair value. In addition, these Financial Statements have been prepared using the accrual basis of accounting, except for cash flow information.

[b]	Functional and presentation currency

These Financial Statements are presented in United States dollars (“US dollars” or “USD”), except where otherwise indicated. The functional currency of each entity of the Company is as follows:

Entity	Functional Currency
Western Magnesium Corporation	Canadian dollars (“CA$”)
Western Magnesium Canada Corporation	Canadian dollars
Western Magnesium Corp.	United States dollars

The accounts of the Company, and those of its subsidiary Western Magnesium Canada Corporation, have been translated to US dollars.

[c]	Critical accounting estimates and judgments

Significant Estimates and Assumptions

The preparation of these Financial Statements in accordance with US GAAP requires the Company to make estimates and assumptions concerning the future. Management reviews these estimates and underlying assumptions on an ongoing basis, based on experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Revisions to estimates are adjusted for prospectively in the period in which the estimates are revised.

Estimates and assumptions where there is potential risk of material adjustments to assets and liabilities in future accounting periods include the useful lives of property, plant and equipment, the recoverability of the carrying value of exploration and evaluation assets, fair value measurements for financial instruments, discount rates for leases, the recoverability and measurement of deferred tax assets and liabilities and contingent liabilities.

Significant Judgments

The preparation of these Financial Statements in accordance with US GAAP requires the Company to make judgments, apart from those involving estimates, in applying accounting policies. The most significant judgments in applying the Company’s Financial Statements include:

-	the assessment of the Company’s ability to continue as a going concern and whether there are events or conditions that may give rise to substantial doubt;
-	whether there are indicators of impairment of the Company’s exploration and evaluation assets and other non-current assets;
-	the classification of financial instruments; and
-	determination of functional currency.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

3.	SIGNIFICANT ACCOUNTING POLICIES

The accounting policies set out below have been applied consistently to all periods presented in these Financial Statements by the Company and its subsidiaries.

[a]	Principles of consolidation

These Financial Statements include the accounts of the Company and its wholly owned and controlled subsidiaries as described in note 2. Control exists when the Company has the power, directly or indirectly, to govern the financial and operating policies of an entity so as to obtain benefits from its activities. The financial statements of the subsidiaries are included in these consolidated financial statements from the date that control commences until the date that control ceases. All inter-company transactions and balances have been eliminated upon consolidation.

[b]	Foreign currency

Items included in the financial statements of each consolidated entity are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). Foreign currency transactions are translated into the functional currency using the prevailing exchange rates on the dates of transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation of monetary assets and liabilities not denominated in the functional currency of an entity are recognized in the statements of loss and comprehensive loss.

Assets and liabilities of the Company and its subsidiary with a functional currency in Canadian dollars are translated at the period end rates of exchange, and the results of its operations are translated at average rates of exchange for the period. Equity transactions have been translated using historical rates in effect on the date that each transaction occurred. The resulting translation adjustments are included in accumulated other comprehensive income or loss as shareholders’ equity or deficit. Additionally, foreign exchange gains and losses related to certain intercompany loans that are permanent in nature are included in accumulated other comprehensive income or loss.

[c]	Cash and cash equivalents

Cash and cash equivalents include highly liquid financial instruments that are readily convertible into cash with original maturities of three months or less.

[d]	Property, plant and equipment

Property, plant and equipment (“PP&E”) is carried at cost, less accumulated depreciation and accumulated impairment losses.

The cost of an item of PP&E consists of the purchase price, any costs directly attributable to bringing the asset to the location and condition necessary for its intended use and an initial estimate of the costs of dismantling and removing the item and restoring the site on which it is located.

Depreciation is provided at rates calculated to write off the cost of PP&E, less their estimated residual value. The depreciation rates and method applicable to each category of property, plant and equipment are as follows:

Class	Rate
Computer equipment	55% declining balance
Furniture	20% declining balance
Plant equipment	20% declining balance
Furnace	To be determined
Leasehold improvement	Term of lease
Right-of-use assets	Term of lease

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

An item of PP&E is derecognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on disposal of the asset, determined as the difference between the net disposal proceeds and the carrying amount of the asset, is recognized in profit or loss in the consolidated statements of loss and comprehensive loss.

Where an item of PP&E comprises major components with different useful lives, the components are accounted for as separate items. Expenditures incurred to replace a component of an item of PP&E that is accounted for separately, including major inspection and overhaul expenditures, are capitalized.

[e]	Reclamation deposits

The Company maintains cash deposits, as required by regulatory bodies, as assurance for the funding of decommissioning costs. These funds are restricted to that purpose and are not available to the Company until the reclamation obligations have been fulfilled and are therefore classified as long-term assets.

[f]	Research and development

Expenditures on research activities taken to develop a pyro metallurgical process to extract and recover magnesium metal from dolomite are expensed as incurred. Development expenditures are expensed in the period incurred.

[g]	Mineral property acquisition and exploration assets

Mineral property acquisition costs are capitalized when incurred. Acquisition costs include cash consideration and the fair market value of shares issued on the acquisition of mineral property claims.

Costs related to the development of mineral reserves are capitalized when it has been determined an ore body can be economically developed. The development stage begins when an ore body is determined to be economically recoverable based on proven and probable reserves and appropriate permits are in place, and ends when the production stage or exploitation of reserves begins. Major mine development expenditures are capitalized, including primary development costs such as costs of building access ways, tailings impoundment, development of water supply and infrastructure developments.

Exploration costs include those relating to activities carried out (a) in search of previously unidentified mineral deposits, or (b) at undeveloped concessions. Pre-development activities involve costs incurred in the exploration stage that may ultimately benefit production that are expensed due to the lack of evidence of economic development, which is necessary to demonstrate future recoverability of these expenses. Secondary development costs are incurred for preparation of an ore body for production in a specific ore block or work area, providing a relatively short-lived benefit only to the mine area they relate to, and not to the ore body as a whole. All exploration costs have been expensed.

Once production has commenced, capitalized costs will be depleted using the units-of-production method over the estimated life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to the consolidated statements of loss and comprehensive loss in that period.

The carrying cost of mineral properties is assessed for impairment whenever information or circumstances indicate the potential for impairment. Such evaluations compare estimated future net cash flows with carrying costs and future obligations on an undiscounted basis. If it is determined that the future undiscounted cash flows are less than the carrying value of the property, a write down to the estimated fair value is charged to the consolidated statements of loss and comprehensive loss for the period. Where estimates of future net cash flows are not available and where other conditions suggest impairment, management assesses if the carrying value can be recovered.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

Management conducted an impairment test on its mineral properties for recoverability and impairment loss during the years ended October 31, 2021 and 2020 and determined that its mineral properties were not impaired.

For significant development projects, interest is capitalized as part of the historical cost of developing and constructing assets in accordance with ASC 835-20. Interest is capitalized until the asset is ready for service. Capitalized interest is determined by multiplying the Company’s weighted-average borrowing cost on general debt by the average amount of qualifying costs incurred. Once an asset subject to interest capitalization is completed and placed in service, the associated capitalized interest is expensed through depletion or impairment.

[h]	Impairment of non-financial assets

Non-financial assets are evaluated at the end of each reporting period by management for indicators that carrying value is impaired and may not be recoverable. When indicators of impairment are present, non-financial assets are tested for impairment as an individual asset, as part of an asset group or at the reporting unit (“RU”) level. An asset group is the lowest level for which there are identifiable cash flows (i.e. both cash inflows and cash outflows) that are largely independent of the net cash flows of other groups of assets. An RU is an operating segment or one level below an operating segment if certain conditions are met. Impairment tests for non-financial assets subject to depreciation or amortization are applied to individual assets if possible. If this is not possible, then these assets are tested for impairment at the asset group level.

An impairment loss is triggered for non-financial assets only if the asset’s, or asset group’s, carrying amount exceeds its recoverable amount (i.e. the carrying amount is greater than the undiscounted cash flows of the asset or asset group). If the carrying amount is not recoverable, then the impairment loss is the difference between the carrying amount of the asset (asset group) and the fair value of the asset (asset group). An impairment loss for an asset group is allocated pro rata to the non-financial assets in the asset group. Impairment losses are recognized in the consolidated statements of loss and comprehensive loss and are not reversed.

[i]	Income taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company has adopted the provisions of FASB ASC 740 “Income Taxes” regarding accounting for uncertainty in income taxes. The Company initially recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, and its recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As additional information is obtained, there may be a need to periodically adjust the recognized tax positions and tax benefits.

These periodic adjustments may have a material impact on the consolidated statements of loss and comprehensive loss. When applicable, the Company classifies penalties and interest associated with uncertain tax positions as a component of income tax expense in its consolidated statements of loss and comprehensive loss.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

[j]	Loss per share

Basic earnings (loss) per share (“EPS”) is calculated by dividing profit or loss attributable to ordinary equity holders (numerator) by the weighted average number of ordinary shares outstanding (denominator) during the period. The denominator is calculated by adjusting the shares issued at the beginning of the period by the number of shares bought back during the period, multiplied by a time-weighting factor.

Diluted EPS is calculated by adjusting the earnings and number of shares for the effects of dilutive options and other dilutive potential units. The effects of anti-dilutive options and potential units are ignored in calculating diluted EPS. All options and potential units are considered anti-dilutive when the Company is in a loss position.

[k]	Share-based payments

The Company has an equity-settled share purchase stock option plan that is described in note 14. Share-based payments to employees are measured at the fair value of the instruments issued at the grant date using the Black-Scholes Option Pricing Model, and are expensed over the vesting period, which is the period over which all of the specific vesting conditions are satisfied. For awards with graded vesting, the fair value of each tranche is recognized over its respective vesting period.

The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity-based instruments. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as at the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

The Company accounts for the granting of stock options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all stock options is expensed over their vesting period with a corresponding increase to additional paid-in capital.

Compensation costs for stock-based payments that do not include performance conditions are recognized on a straight-line basis. Compensation cost associated with a share-based award having a performance condition is only recognized over the requisite service period if it is probable. Share-based awards with a performance condition are accrued on an award by award basis.

The share-based compensation fair value is determined using an estimated forfeiture rate. Compensation ultimately recognized is revised in subsequent periods to reflect final grant amounts. For employees and consultants who are working on specific capital projects, the share-based compensation is allocated to projects under development. For the remainder of employees and consultants, the compensation is expensed.

[l]	Decommissioning liabilities

The Company records a liability for the reclamation of its exploration and evaluation interests based on the best estimate of costs for site closure and reclamation activities that the Company is legally or constructively required to remediate, and the liability is recognized at the time the environmental disturbance occurs. The resulting costs are capitalized to the corresponding asset. The fair value of the provision for closure and reclamation liabilities is estimated using expected cash flows, based on engineering and environmental reports prepared by third party industry specialists, discounted at a pre-tax rate specific to the liability. The capitalized amount is amortized on the same basis as the related asset. The liability is adjusted for accretion of the discounted obligation and any changes in the amount or timing of the underlying future cash flows. Significant judgments and estimates are involved in forming expectations of the amount and timing of future site closure and reclamation cash flows. Future restoration costs are reviewed annually and any changes in the estimate are reflected in the present value of the provision at the reporting date.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

[m]	Share capital

The Company records proceeds from share issuances net of issuance costs. Shares issued for consideration other than cash are valued at the quoted price on the date the shares are issued.

[n]	Financial instruments

The Company’s classification of its financial instruments is as follows:

Asset or Liability	Classification
Cash	Held-for-trading
Amounts receivable	Amortized cost
Accounts payable	Amortized cost
Due to related parties	Amortized cost
Promissory note and convertible debenture	Amortized cost
Derivative liability	Fair value through profit and loss (“FVTPL”)

The fair value hierarchy under US GAAP is based on the following three levels of inputs, of which the first two are considered observable and the last unobservable:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2: Observable inputs other than Level I, quoted prices for similar assets or liabilities in active prices whose inputs are observable or whose significant value drivers are observable; and

Level 3: Assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s derivative liability is based on Level 3 inputs in the ASC 820 fair value hierarchy. .

Derivative Liabilities

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the consolidated statements of loss and comprehensive loss. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company uses the Black-Scholes Option Pricing Model to value derivative liabilities. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

4.	RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted During the Year

Fair Value Measurements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” which adds the disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. Certain alternatives apply. Effective November 1, 2020, the Company adopted the new standard. There was no material impact or adjustment to these Financial Statements.

New Accounting Standards Not Yet Adopted

There are no new accounting standards not yet adopted by the Company that are expected to have a significant impact on its Financial Statements.

5.	PROPERTY, PLANT AND EQUIPMENT

	Computer Equipment	Furniture	Leasehold Improvement	Furnace & Plant Equipment	Total
	$	$	$	$	$

Cost
Balance, October 31, 2019	22,632	33,584	5,850	27,897	89,963
Additions	9,852	5,672	1,810	838	18,172
Foreign exchange effect	(166)	(340)	(50)	(322)	(878)
Balance, October 31, 2020	32,318	38,916	7,610	28,413	107,257
Additions	77,955	11,510	129,257	2,278,205	2,496,927
Write-off of equipment	(4,245)	–	–	–	(4,245)
Foreign exchange effect	3,601	3,116	2,614	38,108	47,439
Balance, October 31, 2021	109,629	53,542	139,481	2,344,726	2,647,378

Accumulated Depreciation
Balance, October 31, 2019	3,184	1,679	1,950	–	6,813
Depreciation expense	11,412	6,598	2,861	–	20,871
Foreign exchange effect	81	49	7	–	137
Balance, October 31, 2020	14,677	8,326	4,818	–	27,821
Depreciation expense	13,907	7,443	8,827	13,971	44,148
Write-off of equipment	(2,057)	–	–	–	(2,057)
Foreign exchange effect	1,294	745	502	221	2,762
Balance, October 31, 2021	27,821	16,514	14,147	14,192	72,674

Net Book Value
Balance, October 31, 2020	17,641	30,590	2,792	28,413	79,436
Balance, October 31, 2021	81,808	37,028	125,334	2,330,534	2,574,704

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

6.	RIGHT-OF-USE ASSETS

As at October 31, 2021, the right-of-use assets are leases for the Company’s corporate offices in Vancouver, British Columbia and McLean, Virginia, and its research and development pilot plant located in Burnaby, British Columbia. These leases terminate on March 31, 2023, February 28, 2025 and September 30, 2023, respectively. The lease for the Company’s office in Las Vegas, Nevada ended on May 31, 2021.

	Vancouver Office	Virginia Office	Nevada Office	Pilot Plant	Total
	$	$	$	$	$

Cost
Balance, October 31, 2019	–	–	–	–	–
Initial adoption of ASU 2016-02	60,418	–	23,131	–	83,549
Additions	–	–	–	354,263	354,263
Foreign exchange effect	(717)	–	(275)	3,686	2,694
Balance, October 31, 2020	59,701	–	22,856	357,949	440,506
Additions	91,237	287,847	–	–	379,084
Foreign exchange effect	5,943	4,544	1,724	26,997	39,208
Balance, October 31, 2021	156,881	292,391	24,580	384,946	858,798

Accumulated Depreciation
Balance, October 31, 2019	–	–	–	–	–
Depreciation expense	41,708	–	14,286	9,841	65,835
Foreign exchange effect	434	–	148	102	684
Balance, October 31, 2020	42,142	–	14,434	9,943	66,519
Depreciation expense	44,259	15,288	8,915	117,292	185,754
Foreign exchange effect	3,876	241	1,231	2,602	7,950
Balance, October 31, 2021	90,277	15,529	24,580	129,837	260,223

Net Book Value
Balance, October 31, 2020	17,559	–	8,422	348,006	373,987
Balance, October 31, 2021	66,604	276,862	–	255,109	598,575

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

7.	LEASE OBLIGATIONS

On adoption of ASU 2016-02 on November 1, 2019, the Company recognized lease liabilities of $83,549 which had previously been classified as operating leases. The lease liabilities were measured at the present value of the remaining lease payments and discounted using the lessee’s incremental borrowing rate of approximately 7%.

During the year ended October 31, 2020, the Company entered into a new operating lease with respect to its research and development pilot plant located in Burnaby, British Columbia and recognized a lease liability of $354,263, which was measured by discounting lease payments using an incremental borrowing rate of approximately 6%.

During the year ended October 31, 2021, the Company renewed its operating lease with respect to its corporate office in Vancouver, British Columbia and recognized a lease liability of $91,237, which was measured by discounting lease payments using an incremental borrowing rate of approximately 7%.

During the year ended October 31, 2021, the Company entered into a new operating lease with respect to its office in McLean,Virginia and recognized a lease liability of $260,649, which was measured by discounting lease payments using an incremental borrowing rate of approximately 7%.

	Vancouver Office	Virginia Office	Nevada Office	Pilot Plant	Total
	$	$	$	$	$

Balance, October 31, 2019	–	–	–	–	–
Initial adoption of ASU 2016-02	60,418	–	23,131	–	83,549
Additions	–	–	–	354,263	354,263
Lease payments	(43,627)	–	(14,990)	(10,831)	(69,448)
Interest expenses	2,477	–	1,005	3,551	7,033
Foreign exchange effect	(1,145)	–	3,065	3,610	5,530
Balance, October 31, 2020	18,123	–	12,211	350,593	380,927
Additions	91,237	260,649	–	–	351,886
Lease payments	(47,931)	(5,137)	(9,457)	(139,037)	(201,562)
Interest expenses	3,076	3,019	219	19,005	25,319
Prior period adjustment	–	–	(3,065)	–	(3,065)
Foreign exchange effect	2,099	4,081	92	24,548	30,820
Balance, October 31, 2021	66,604	262,612	–	255,109	584,325

Which consist of:
Current lease obligation	46,270	16,328	–	129,447	192,045
Non-current lease obligation	20,334	246,284	–	125,662	392,280
Balance, October 31, 2021	66,604	262,612	–	255,109	584,325

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

8. MINERAL PROPERTY COSTS

	Beaverdell Property	Silverado Property	Tami Mosi Property	Total
	$	$	$	$

Balance, October 31, 2019	1	1	93,452	93,454
Sale of mineral property	(1)	–	–	(1)
Balance, October 31, 2020 and 2021	–	1	93,452	93,453

[a]	Beaverdell Property, Greenwood Mining Division, British Columbia, Canada

The Beaverdell property is located in British Columbia, and was 100% owned by the Company until the year ended October 31, 2020. During the year ended October 31, 2020, the Company sold its 100% interest in and to the mineral property for aggregate proceeds of CA$50,000 (USD equivalent $37,157) to be paid in two equal tranches: (i) upon signing of the sale agreement (received); and (ii) on or before April 7, 2020 (received). As a result, the Company recognized a gain on sale of $37,156 during the year ended October 31, 2020. The carrying value of the property was $1.

[b]	Silverado Property, Nevada, United States

The Silverado property is located in the Pinto mining district of Nevada, consists of 3 patented mining claims totaling approximately 120 hectares, and is 100% owned by the Company. The carrying value of the property is $1.

[c]	Tami Mosi Property, Nevada, United States

The Company holds a 100% interest in 81 unpatented lode mining claims totaling approximately 1,637 acres located in White Pine County, Nevada and four unpatented lode mining claims totaling approximately 10 acres located in the Moor Mining District, Elko County, Nevada. These mining claims are subject to a 2% net smelter royalty in favor of the prior owner of the claims.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

9. RELATED PARTY TRANSACTIONS

[a]	Deposits held by related parties

During the year ended October 31, 2021, the Company provided related parties with advances that were held as deposits for anticipated future costs related to the Company’s planned magnesium research and development pilot plant and other administrative expenses (the “Pilot Plant Advances”). During the year ended October 31, 2021, the Company provided Pilot Plant Advances to a company controlled by a director and officer in the aggregate amount of $987,912, of which $696,431 was used for costs and expenses leaving a balance of $291,481 as of October 31, 2021. During the same period, the Company provided Pilot Plant Advances to a company controlled by an officer in the aggregate amount of $2,292,912, of which $2,097,931 was used for costs and expenses leaving a balance of $194,981 as of October 31, 2021. The aggregate deposits held by related parties were $486,462 as of October 31, 2021.

[b]	Due to related parties

As at October 31, 2021, balances due to related parties totaled $1,026,817 (October 31, 2020 – $843,990). All advances are unsecured, non-interest bearing, and have no stated terms of repayment.

	October 31, 2021	October 31, 2020
	$	$
Wages payable to directors and officers	357,500	161,922
Benefits payable to directors and officers	539,209	–
Fees and expenses payable to directors and officers	127,878	682,068
Interests due to a shareholder	2,230	–
Total	1,026,817	843,990

[c]	Key management compensation

As at October 31, 2021, the Company had twelve executives including eight in senior management. Their aggregate annualized compensation is approximately $2.9 million. During the year ended October 31, 2021, the Company incurred salaries, management and consulting fees totaling $3,020,102 (2020 – $1,785,032) to directors, officers and related companies with directors in common, and stock-based compensation totaling $10,248,013 (2020 – $300,211) for options granted to directors and officers of the Company.

[d]	Transactions with related parties

During the year ended October 31, 2021, the Company incurred consulting fees of CA$120,000 (USD equivalent $95,390) to a member of senior management. The Company also incurred consulting fees of CA$45,000 (USD equivalent $35,771) to a company controlled by a director and officer, and $20,000 to a company controlled by a director and officer.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

10. CONTINGENT LIABILITIES AND COMMITMENTS

[a]	Contingent liabilities

[i] On September 29, 2020, James Sever filed a Notice of Civil Claim against the Company in the Supreme Court of British Columbia (the “Sever Claim”). The Sever Claim alleges that Mr. Sever had an employment and/or other similar contractual relationship with the Company, and that the Company breached such contractual relationship by way of constructive dismissal or similar conduct. The Sever Claim seeks damages in excess of $2.5 million, certain equity compensation, prejudgment garnishment, costs, interest and other non-monetary relief. On July 27, 2021, the Company filed a response to the Sever Claim, which included the following pleadings: (a) that the Company was never properly served with the Sever Claim; (b) that the Company had never had any form of employment, independent or consulting relationship or agreement with Mr. Sever; (c) that the Company had no debts, liabilities or obligations to Mr. Sever; (d) that to the extent that Mr. Sever had some form of employment, independent or consulting or similar relationship or agreement as alleged in the Sever Claim, such contract or relationship, if one existed, was never with the Company and was with some other corporate entity. The Company intends to vigorously defend against the Sever Claim, and believes that the Sever Claim is without merit. As the Company cannot predict the outcome of the Sever Claim, no provision has been recognized as there is no present obligation and the probability of an outcome cannot be determined.

[ii] On December 30, 2020, the Company entered into a settlement agreement with Frank Halliday, a former director and officer of the Company, whereby the Company has agreed to pay Mr. Halliday termination pay in the amount of CA$102,001 (USD equivalent $76,588) via installment payments commencing in January 2021 until October 2021. As at October 31, 2020, the Company had recorded a provision for the settlement amount. As at October 31, 2021, the Company had paid the entire balance, reducing the provision to $nil.

[iii] On December 31, 2020, GEM Yield Bahamas Limited (“GEM”) served the Company with a Notice of Intention to Arbitrate (the “New York Arbitration Notice”) before the American Arbitration Association in New York (the “GEM New York Arbitration”). The New York Arbitration Notice alleges the Company breached a Share Subscription Agreement dated November 15, 2019 entered into between the Company and GEM (the “GEM Agreement”), among other things, claiming damages of CA$4.2 million (USD equivalent $3.4 million). On January 19, 2021, the Company filed a petition in the New York Supreme Court to stay the GEM New York Arbitration claiming the GEM Agreement was not valid. On March 19, 2021, the Court in the New York State Action ruled that there was an arbitration clause in the GEM Agreement but it was up to the arbitrator to determine if the arbitration clause was valid. Following this ruling, the New York State Action was closed. In June 2021, GEM filed a Statement of Claim in the GEM New York Arbitration, and the Company filed a Statement of Answer denying the existence of any binding agreement between the Company and GEM, among other defenses. In January 2022, the Company filed a Modified Statement of Defense and Counterclaims. The Company intends to vigorously defend itself in the GEM New York Arbitration and believes the allegations lack merit. As the Company cannot predict the outcome of this arbitration proceeding, no provision has been recognized in respect to the GEM New York Arbitration as there is no present obligation and the probability of an outcome cannot be determined.

[iv] On February 8, 2021, GEM instituted another arbitration against the Company before the International Centre for Dispute Resolution in Montreal Canada (the “GEM Montreal Arbitration”) and joined GEM’s affiliate, GEM Global Yield LLC SCS (“GEM Global Yield” together with GEM, the “GEM Parties”). The Statement of Claim filed by the GEM Parties alleges the Company breached a Share Subscription Agreement dated November 15, 2019 and promissory note, among other things, claiming damages of approximately CA$4.9 million (USD equivalent $3.9 million), in addition to costs and expenses, stemming from the Company’s alleged failure to issue to GEM Global Yield warrants to purchase up to 33 million shares of the Company’s common stock. The Company filed a Statement of Defense denying the existence of any binding agreement between the Company and GEM, among other defenses. In January 2022, the Company filed an Amended Statement of Defense and Cross-claim. The Company intends to vigorously defend itself in the GEM Montreal Arbitration and believes the allegations lack merit. As the Company cannot predict the outcome of this arbitration proceeding, no provision has been recognized in respect to the GEM Montreal Arbitration as there is no present obligation and the probability of an outcome cannot be determined.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

[v] On April 19, 2021, Lampert Advisors, LLC (“Lampert”) filed a Verified Complaint against the Company’s wholly owned subsidiary Western Magnesium Corp., a Nevada corporation (“Western Magnesium – Nevada”) in the Supreme Court of the State of New York, County of New York (the “Lampert Lawsuit”). The complaint filed in the Lampert Lawsuit alleges that Lampert entered into an agreement with Western Magnesium – Nevada to provide various financial advisory services including acquisition advisory services and act as an exclusive placement agent for a combination of debt and equity securities (the “Lampert Agreement”), that it performed all services required under that agreement and that it is owed $367,227 plus interest at the rate of 9% from February 3, 2021 and that it has a right of first refusal to act as financial advisor in connection with any debt, equity or debt restructuring assignments on terms, conditions and compensation customary for Lampert for a transaction of the type contemplated. Although Lampert claims to have personally served Western Magnesium – Nevada, the Company never received the Summons and Complaint and therefore, never submitted a response. On September 9, 2021, Lampert filed a Motion seeking the entry of a default judgment (the “Motion”). The Company opposed the Motion and filed a cross-motion to compel Lampert to accept the Company’s answer. The Court granted the Company’s cross-motion and denied Lampert’s Motion as moot. The Court scheduled a preliminary conference for the parties on March 30, 2022. The Company intends to vigorously defend against the Lampert Lawsuit, and believes that the Lampert Lawsuit is without merit. As the Company cannot predict the outcome of the Lampert Lawsuit, no provision has been recognized as there is no present obligation and the probability of an outcome cannot be determined.

[b]	Commitments

[i] On November 1, 2016, the Company signed a contract services agreement with Lodestar Management Group, LLC (“Lodestar”), a US corporate logistics company. Lodestar provides advisory, consulting, negotiation and other management services relating to corporate management, administrative and/or operational activities of the Company. The term of the contract was for one year and has been renewed under the same terms on January 1, 2018 and 2019. The Company has agreed to compensate Lodestar in the amount of $1,800 or CA$2,500 per month by either cash or arrangement of the issuance of shares. The number of shares issued will be based on the share price on the day of issuance that is not lower than the CA$0.05 per share minimum requirement and will not exceed $1,800 or CA$2,500 in value. The shares will be issued on the last working day of each month for a period of twelve months. During the year ended October 31, 2021, the Company paid $21,600 in cash (2020 – $nil) and did not issue any shares to Lodestar (2020 – nil). As at October 31, 2021, the outstanding amounts payable to Lodestar was $53,491.

[ii] During the year ended October 31, 2020, the Company has entered into a lease agreement for its research and development pilot plant in Burnaby, British Columbia with a lease term from October 1, 2020 to September 30, 2023 at a monthly rent of CA$20,715 (USD equivalent $16,727). In June 2021, the Company renewed its sublease agreement with a company controlled by a director and officer for its corporate office in Vancouver, British Columbia with a lease term from April 1, 2021 to March 31, 2023 at a monthly rent of CA$9,794 (USD equivalent $7,909). In September 2021, the Company entered into a lease agreement for its office in McLean, Virginia with a lease term from September 14, 2021 to February 28, 2025 at a monthly rent of $9,113. The Company will be abated for the beginning five months and is entitled to a tenant allowance of $41,010 [notes 6 and 7].

[iii] Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by a director and officer is eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. During the year ended October 31, 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CA$0.65 per share with a total fair value of CA$5,956,226 (USD equivalent $4,796,832) as share issue costs.

11. PROMISSORY NOTE

During the year ended October 31, 2019, the Company received a loan of CA$150,000 (USD equivalent $112,895) from a related party. The loan was unsecured, bore interest at 18% and was due on demand. During the year ended October 31, 2020, the loan was increased by an additional CA$60,000 (USD equivalent $44,588) to CA$210,000 (USD equivalent $157,483), and was due on September 24, 2021. During the year ended October 31, 2021, the Company accrued interest expense of $1,639 (2020 – $16,655) and repaid the entire balance and interest totaling $65,761 (2020 – $101,066). As at October 31, 2021, the outstanding balance was $nil (October 31, 2020 – $60,567).

12. PROVISION FOR FLOW THROUGH SHARE ISSUANCES

The Company has recorded a provision in the amount of $233,285 (October 31, 2020 – $216,924) for tax and related obligations relating to flow through share issuances from prior years.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

13. CONVERTIBLE DEBENTURE

[a]	July 2020 Convertible Debenture

On July 27, 2020, the Company closed a non-brokered private placement of an unsecured convertible note in the principal amount of CA$150,000 (USD equivalent $112,124, the “July 2020 Convertible Debenture”). The note bears interest at 12% per annum and is due on the date that is one year following the closing date. The note is convertible into common shares of the Company at the price which is the greater of CA$0.15 per common share and the market price on the date of the conversion notice. Any accrued but unpaid interest will be payable on the earlier of the maturity date and the date of conversion in cash or common shares. No finder’s fees were paid in connection with this private placement. On May 18, 2021, the Company issued a total of 1,360,959 common shares on the conversion of the July 2020 Convertible Debenture including conversion of accrued interest and 263,973 common shares valued at $26,286 in transaction costs.

[b]	July 2021 Convertible Debenture

On July 15, 2021, the Company closed a non-brokered private placement of an unsecured convertible note in the principal amount of CA$100,000 (USD equivalent $79,542, the “July 2021 Convertible Debenture”) which it received on April 22, 2021. The note bears interest at 12% per annum and is due on the date that is one year following the closing date. The note is convertible at a price of CA$0.12 per Unit, where each Unit is comprised of one common share and one common share purchase warrant exercisable at a price of CA$0.20 per common share for a period of two years. Any accrued but unpaid interest will be payable on the earlier of the maturity date and the date of conversion in cash or common shares. As at October 31, 2021, the Company incurred contractual interest of CA$7,299 (USD equivalent $5,802). The July 2021 Convertible Debenture has an effective interest rate of 1,878%. The Company has allocated the intrinsic value of the beneficial conversion feature of the July 2021 Convertible Debenture capped at the face value of CA$100,000 (USD equivalent $79,542) to equity reserves.

[c]	June 2021 Convertible Debenture

On June 15, 2021, the Company closed a non-brokered private placement of an unsecured convertible note in the principal amount of $1,500,000 (the “June 2021 Convertible Debenture”). The note bears interest at 12% per annum and matures on December 10, 2022. The June 2021 Convertible Debenture is convertible into 15,000,000 units, where each unit consists of (i) one share of the Company’ common stock, (ii) one-half of one Class A common stock purchase warrant, with each whole warrant being exercisable at a price of $0.13 until June 10, 2026, and (iii) one-half of one Class B common stock purchase warrant, with each whole warrant being exercisable at a price of $0.19 until June 10, 2026 (collectively, the “Class A and B Warrants”). In addition, the conversion price for accrued interest is the greater of (i) $0.10 and (ii) the minimum conversion price permitted by the TSX-V at the time of conversion.

As part of the offering of the June 2021 Convertible Debenture, the Company also entered into the June 10, 2021 Securities Purchase Agreement (the “Securities Purchase Agreement”), whereby the Company agreed to use commercially reasonable efforts to file a registration statement with the United States Securities and Exchange Commission (the “SEC”) by August 14, 2021, covering the public resale of the shares of common stock underlying such debenture and, upon its conversion, the Class A and B Warrants issuable upon such conversion (the “Underlying Shares”), and to use its best efforts to cause the registration statement to be declared effective on October 13, 2021 [note 19[vi]].

In addition to certain covenants contained in the Securities Purchase Agreement, the terms of the June 2021 Convertible Debenture contain certain negative covenants by the Company, including, among others, sell or offer to sell any securities with non-fixed or floating price features, issue any common stock or common stock equivalents at a price lower than the Conversion Price herein then in effect, or issue any equity or debt instruments with anti-dilution provisions.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

In the event the Company issues or sells any common stock or common stock equivalents with terms that the purchaser holding the outstanding June 2021 Convertible Debenture (the “Convertible Debenture Holder”) or the Class A and B Warrants reasonably believes are more favorable to such holder than the terms of the June 2021 Convertible Debenture or the Class A and B Warrants, then upon notice to the Company by such holder within five trading days after notice to such holder by the Company, the Company will use commercially reasonable efforts to obtain the approval of the TSX-V and any additional required regulatory approval to amend the terms of the June 2021 Convertible Debenture or the Class A and B Warrants as required, as the case may be, so as to give such holder the benefit of such more favorable terms or conditions.

The conversion price of the June 2021 Convertible Debenture and the exercise price of the Class A and B Warrants are subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events, including merger or consolidation of the Company or in a “Fundamental Transaction” as defined in the June 2021 Convertible Debenture.

The Company has granted the holders certain rights of first refusal on its future offerings for as long as the June 2021 Convertible Debenture or the Class A and B Warrants are outstanding.

The Company may prepay and satisfy the June 2021 Convertible Debenture so long as an event of default has not occurred, upon 20 days’ prior written notice received by the Company to the holder, by paying 125% of the amounts owed on the June 2021 Convertible Debenture, including all principal, interest and other fees. The holder of this debenture may, however, convert all or a portion of the debenture during the 20-day notice period.

As at October 31, 2021, the Company incurred contractual interest of $70,521.

Subsequent to October 31, 2021, the Company issued an aggregate 3,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 3,000,000 common shares, 1,500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 1,500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026 [note 19[iii]].

[d] Debt Host Liability and Embedded Derivative Liability

The July 2020 Convertible Debenture and the June 2021 Convertible Debenture were determined to be hybrid financial instruments comprised of a debt host liability and an embedded derivative liability, as under the conversion feature the number of shares that will or may be issued to settle the notes may vary. The Company uses the Black-Scholes Option Pricing Model based on different default risks and assumptions. The debt host liability of the convertible note will be measured at amortized cost, with the embedded derivative liability measured at fair value through profit and loss.

On issuance date of the July 2020 Convertible Debenture, the fair value of its debt host liability was determined to be $87,083 and the respective embedded derivative liability was valued at $25,041. Fair value adjustments were made to the embedded derivative liability of the July 2020 Convertible Debenture on conversion date of May 18, 2021. As at October 31, 2021, the amortized cost of the July 2020 Convertible Debenture’s debt host liability was $nil (October 31, 2020 – $96,318) and the fair value of the embedded derivative liability was $nil (October 31, 2020 – $20,123), resulting in a combined value of $nil (October 31, 2020 – $116,441). The July 2020 Convertible Debenture had an effective interest rate of 37%.

On issuance date of the June 2021 Convertible Debenture, the embedded derivative liability was valued at $1,646,600 which exceeded the face value of the note itself of $1,500,000, the debt host liability was then assigned a face value of $1, with an immediate loss of $146,601 on recognition of the debt host liability. As at October 31, 2021, the amortized cost of the June 2021 Convertible Debenture’s debt host liability was $44 (October 31, 2020 – $nil) and the fair value of the embedded derivative liability was $7,449,700 (October 31, 2020 – $nil), resulting in a combined value of $7,449,744 (October 31, 2020 – $nil). The June 2021 Convertible Debenutre has an effective interest rate of 1,448%

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

The inputs used in the Black-Scholes Option Pricing Model are as follows:

	October 31,	June 15,	July 27,
	2021	2021	2020
Risk free rate of interest	1.08%	0.31%	0.26%
Expected life in years	1.11 years	1.50 year	0.74 year
Conversion exercise price	$0.10	$0.10	CA$0.15
Underlying share price of the Company	CA$0.73	CA$0.23	CA$0.13
Expected volatility	107.62%	87.17%	82.54%
Expected dividend rate	Nil	Nil	Nil

	July 2020 Convertible Debenture	June 2021 Convertible Debenture	July 2021 Convertible Debenture	Total
	$	$	$	$

Debt Host Liability
Value of debt host liability recognized	87,083	–	–	87,083
Accretion and interest expense	8,751	–	–	8,751
Foreign currency translation	484	–	–	484
Balance, October 31, 2020	96,318	–	–	96,318
Value of debt host liability recognized	–	1	–	1
Accretion and interest expense	23,587	43	63	23,693
Conversion	(125,560)	–	–	(125,560)
Foreign currency translation	5,655	–	–	5,655
Balance, October 31, 2021	–	44	63	107

Embedded Derivative Liability
Fair value of embedded derivative liability recognized	25,041	–	–	25,041
Fair value adjustment	(4,979)	–	–	(4,979)
Foreign currency translation	61	–	–	61
Balance, October 31, 2020	20,123	–	–	20,123
Fair value of embedded derivative liability recognized	–	1,646,600	–	1,646,600
Fair value adjustment	(16,058)	5,717,328	–	5,701,270
Conversion	(5,247)	–	–	(5,247)
Foreign currency translation	1,182	85,772	–	86,954
Balance, October 31, 2021	–	7,449,700	–	7,449,700

Combined Value of Convertible Debenture
Balance, October 31, 2020	116,441	–	–	116,441
Balance, October 31, 2021	–	7,449,744	63	7,449,807

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

14. SHARE CAPITAL

[a]	Authorized capital

The authorized share capital consists of 1,000,000,000 common voting shares at par value of $0.001.

[b]	Common shares issued

Fiscal 2020

[i] On December 20, 2019, the Company exercised its right to call, subject to acceleration provisions, all outstanding common share purchase warrants set to expire between May 7, 2020 and May 13, 2021. The expiry was amended to January 19, 2020. This expiry date was then extended to February 19, 2020. As of February 19, 2020, any unexercised warrants were extinguished. In all, 35,472,661 warrants at an average price of CA$0.08 per common share were exercised and 24,794,484 expired unexercised. A further 4,864,000 warrants were also exercised during the year at CA$0.05 per common share.

[ii] On January 17, 2020, the Company closed a non-brokered private placement consisting of 3,643,792 units at a price of CA$0.15 per unit for gross proceeds of CA$546,569 (USD equivalent $416,719), of which CA$52,922 (USD equivalent $39,722) was recorded as advance share subscriptions received prior to October 31, 2019. Each unit consists of one common share and one common share purchase warrant exercisable at a price of CA$0.21 per common share for a period of one year. The expiration date of these common share purchase warrants was subsequently extended to August 31, 2021. These common share purchase warrants were subject to an expiry acceleration provision, upon thirty days’ written notice, should the price of the Company’s common shares exceed CA$0.30 for at least ten consecutive trading days. The fair value of the common shares was equal to the total proceeds raised and as a result, no amount was allocated to the fair value of the common share purchase warrants. Finder’s fees of $41,275 were paid or accrued in connection with the placement.

[iii] On May 26, 2020, the Company issued a total of 500,000 common shares on the exercise of stock options for gross proceeds of CA$37,000 (USD equivalent $26,401) and re-classified $19,775 from equity reserves to share capital.

[iv] On September 10, 2020, the Company announced a non-brokered private placement of up to 53,846,154 units at a price of CA$0.13 per unit to raise gross proceeds of up to CA$7,000,000. Each unit is comprised of one common share and one common share purchase warrant exercisable at CA$0.19 per common share for a period of one year. As at October 31, 2020, the Company had received advance share subscriptions of CA$747,392 (USD equivalent $596,872) [note 14[f]].

Fiscal 2021

[i] In connection with the non-brokered private placement announced on September 10, 2020:

On November 20, 2020, the Company closed the first tranche of the non-brokered private placement, issuing 5,599,171 units at a price of CA$0.13 per unit for gross proceeds of CA$727,892 (USD equivalent $556,876), which had been received prior to October 31, 2020 and recorded as an obligation to issue shares.

On January 15, 2021, the Company closed the second tranche of the non-brokered private placement, consisting of 7,337,914 units at a price of CA$0.13 per unit for gross proceeds of CA$953,930 (USD equivalent $749,435), of which $39,996 had been received prior to October 31, 2020 and recorded as an obligation to issue shares.

On January 29, 2021, the Company closed the third tranche of the non-brokered private placement consisting of 5,382,303 units at a price of CA$0.13 per unit for gross proceeds of CA$699,699 (USD equivalent $547,496).

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

On March 24, 2021, the Company closed the fourth tranche of the non-brokered private placement consisting of 6,554,172 units at a price of CA$0.13 per unit for gross proceeds of CA$852,042 (USD equivalent $678,270).

On April 27, 2021, the Company closed the fifth and final tranche of the non-brokered private placement consisting of 851,395 units at a price of CA$0.13 per unit for gross proceeds of CA$110,681 (USD equivalent $89,237).

In total, the Company issued an aggregate 25,724,955 units at a price of CA$0.13 per unit for aggregate gross proceeds of CA$3,344,244 (USD equivalent $2,621,314). Each unit issued consists of one common share and one common share purchase warrant entitling the holder to acquire a further common share at a price of CA$0.19 for a period of one year from the closing date of the respective financing tranche. The Company incurred aggregate share issue costs of $195,614.

[ii] On May 5, 2021, the Company announced a non-brokered private placement priced at CA$0.13 per unit to raise gross proceeds of up to CA$3,000,000. On May 28, 2021, the Company closed the first tranche of the non-brokered private placement issuing 5,223,420 units at a price of CA$0.13 per unit for gross proceeds of $679,044 (USD equivalent $561,844). On June 17, 2021, the Company closed the second and final tranche of the non-brokered private placement consisting of 17,853,506 units at a price of CA$0.13 per unit for gross proceeds of CA$2,320,956 (USD equivalent $1,880,687). The Company issued total of 23,076,926 units at a price of CA$0.13 per unit for total gross proceeds of CA$3,000,000 (USD equivalent $2,442,531). Each unit issued consists of one common share and one common share purchase warrant entitling the holder thereof to acquire a further common share at a price of CA$0.19 for a period of one year from the date of closing of the respective financing tranche. The Company incurred aggregate share issue costs of $154,336.

[iii] On May 18, 2021, the Company issued a total of 1,360,959 common shares on the conversion of the July 2020 Convertible Debenture including accrued interest and 263,973 common shares valued at $26,286 in transaction costs.

[iv] On June 7, 2021, the Company issued 1,538,461 common shares at a price of CA$0.24 per share with a total fair value of CA$369,231 (USD equivalent $305,832) for equipment.

[v] On July 16, 2021, the Company closed a non-brokered private placement and issued 4,350,000 units at a price of CA$0.20 per unit for gross proceeds of CA$870,000 (USD equivalent $690,860). Each unit consists of one common share and one common share purchase warrant entitling the holder thereof to acquire a further common share at a price of CA$0.30 for a period of one year from the date of closing. The Company incurred aggregate share issue costs of $48,319.

[vi] On August 11, 2021, the Company closed a non-brokered private placement and issued 3,827,601 units at a price of CA$0.55 (US$0.44) per unit for gross proceeds of CA$2,105,180 (USD equivalent $1,683,336). Each unit consists of one common share and one common share purchase warrant entitling the holder thereof to acquire a further common share at a price of CA$0.65 (US$0.52) for a period of eighteen months from the date of closing. The Company incurred aggregate share issue costs of $116,479.

[vii] During the year ended October 31, 2021, the Company issued a total of 7,014,969 common shares on the exercise of common share purchase warrants at a price ranging from CA$0.05 to CA$0.21 per share for gross proceeds of CA$1,120,130 (USD equivalent $887,520). A total of 525,173 warrants expired unexercised.

[viii] During the year ended October 31, 2021, the Company issued a total of 2,630,000 common shares on the exercise of stock options at a price ranging from CA$0.05 to CA$0.16 per share for gross proceeds of CA$175,800 (USD equivalent $140,734).

[ix] With respect to the exercises of common share purchase warrants and options, the Company reclassified $4,291 and $121,932, respectively, from equity reserves to share capital during the year ended October 31, 2021.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

[x] Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by a director and officer is eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. During the year ended October 31, 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CA$0.65 per share with a total fair value of CA$5,956,226 (USD equivalent $4,796,832) as share issue costs.

[c]	Common share purchase warrants

A summary of the changes in the Company’s common share purchase warrants during the year ended October 31, 2021 are as follows:

Expiry Date	Exercise Price (CA$)	Weighted Average Life (Years)	October 31, 2020	Granted	Exercised	Expired/ Cancelled	October 31, 2021
August 31, 2021*	0.21	–	3,643,791	-	(3,118,618)	(525,173)	–
November 22, 2021	0.19	0.14	–	5,599,171	(1,439,150)	–	4,160,021
January 17, 2022	0.19	0.29	–	7,337,914	(70,000)	–	7,267,914
January 31, 2022	0.19	0.33	–	5,382,303	–	–	5,382,303
February 21, 2022	0.05	0.39	1,505,200	–	–	–	1,505,200
March 24, 2022	0.19	0.48	–	6,554,172	(212,300)	–	6,341,872
March 27, 2022	0.05	0.49	1,482,025	–	(500,000)	–	982,025
April 27, 2022	0.19	0.57	–	851,395	(60,000)	–	791,395
May 9, 2022	0.05	0.61	2,368,626	–	(554,901)	–	1,813,725
May 30, 2022	0.19	0.66	–	5,223,420	–	–	5,223,420
June 17, 2022	0.19	0.71	–	17,853,506	(150,000)	–	17,703,506
July 18, 2022	0.30	0.79	–	4,350,000	–	–	4,350,000
August 14, 2022	0.05	0.87	1,110,000	–	(910,000)	–	200,000
February 13, 2023	0.65	1.37	–	3,827,601	–	–	3,827,601
Total			10,109,642	56,979,482	(7,014,969)	(525,173)	59,548,982
Weighted average exercise price			CA$0.11	CA$0.23	CA$0.16	CA$0.21	CA$0.22

*	The Company received approval of the TSX-V on January 13, 2021 and amended the expiry date of 3,643,791 warrants, extending the expiry date from January 17, 2021 to August 31, 2021, subject to acceleration if the closing price of the Company’s shares exceeds CA$0.30 per common share for at least 10 consecutive trading days.

A summary of the changes in the Company’s common share purchase warrants during the year ended October 31, 2020 are as follows:

Expiry Date	Exercise Price (CA$)	Weighted Average Life (Years)	October 31, 2019	Granted	Exercised	Expired/ Cancelled	October 31, 2020
January 17, 2021	0.21	–	–	3,643,791	–	–	3,643,791
February 21, 2022	0.05	2.31	1,505,200	–	–	–	1,505,200
March 27, 2022	0.05	2.41	3,426,025	–	(1,944,000)	–	1,482,025
May 9, 2022	0.05	2.52	5,088,626	–	(2,720,000)	–	2,368,626
August 14, 2022	0.05	2.79	1,310,000	–	(200,000)	–	1,110,000
May 7, 2020*	0.07	–	3,100,000	–	(3,000,000)	(100,000)	–
October 4, 2020*	0.08	–	5,016,000	–	(3,425,000)	(1,591,000)	–
November 30, 2020*	0.08	–	6,169,926	–	(3,091,383)	(3,078,543)	–
January 23, 2021*	0.08	–	6,388,435	–	(3,409,160)	(2,979,275)	–
March 29, 2021*	0.08	–	8,188,046	–	(4,496,710)	(3,691,336)	–
May 13, 2021*	0.08	–	31,404,738	–	(18,050,408)	(13,354,330)	–
Total			71,596,996	3,643,791	(40,336,661)	(24,794,484)	10,109,642
Weighted average exercise price			CA$0.07	CA$0.21	CA$0.08	CA$0.08	CA$0.11

*	On December 20, 2019, the Company exercised its right to call, subject to acceleration provisions, all outstanding warrants set to expire between May 7, 2020 and May 13, 2021. The expiry was amended to January 19, 2020. This expiry date was then extended to February 19, 2020. Any unexercised warrants were voided and of no value after February 19, 2020.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

[d]	Stock options

The Company has adopted an incentive stock option plan, effective on August 8, 2017 and as amended on August 8, 2018, under the rules of the TSX-V pursuant to which it is authorized to grant stock options to executive officers, directors, employees and consultants, enabling them to acquire up to 20% of the total shares outstanding of the Company (the “2017 Stock Option Plan”). Under the 2017 Stock Option Plan, the option exercise price of any option granted shall not be less than the discounted market price of the Company’s common shares. For the purposes of the 2017 Stock Option Plan, the discounted market price is calculated in accordance with the policies of the TSX-V at the time of the grant of the options. Stock options granted are subject to a maximum term of 5 years. All options granted shall vest immediately, except for those options granted to persons performing investor relations activities for the Company. Pursuant to the policies of the TSX-V, shares issued upon the exercise of options are restricted from trading during the 4-month period subsequent to the exercise of options.

On June 11, 2021, the Company adopted the 2021 Equity Incentive Plan which replaces the 2017 Stock Option for providing stock-based compensation to directors, officers, employees, consultants, and advisors of the Company and no further options will be granted under the 2017 Stock Option Plan. Under the 2021 Equity Incentive Plan, the Company is authorized to issue up 27,312,368 shares of the Company. In addition, any common shares reserved for issuance under the 2017 Stock Option Plan that are forfeited as a result of the expiration or termination of any awards under that plan after the date of adoption of the 2021 Equity Incentive Plan will be added to the 2021 Equity Incentive Plan. During the year ended October 31, 2021, 1,730,000 stock options forfeited under the 2017 Stock Option Plan were added to the 2021 Equity Incentive Plan. The 2021 Equity Incentive Plan provides for various equity-based and cash-based incentive awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, dividend equivalents and other equity-based or cash-based awards.

During the year ended October 31, 2020, the Company granted 6,600,000 stock options pursuant to its 2017 Stock Option Plan to its directors, officers, employees and consultants. These options are exercisable at a price ranging from CA$0.11 to CA$0.16 per share for a period of two to five years.

On December 30, 2020, the Company granted 15,650,000 stock options pursuant to its 2017 Stock Option Plan to its directors, officers, employees and consultants at a price of CA$0.13 per share, of which 9,500,000 were exercisable for a period of five years and 6,150,000 were exercisable for a period of two years. However, these options exceeded the maximum allowed under the Company’s 2017 Stock Option Plan. On June 11, 2021, the Company received shareholders’ approval to amend the Company’s 2017 Stock Option Plan to increase the number of common shares reserved for issuance under such plan and rectified the grant of these options.

On August 30, 2021, the Company granted 21,700,000 incentive stock options pursuant to its 2021 Equity Incentive Plan to its directors, officers, employees and consultants. These options are exercisable at a price of CA$0.70 per share for a period of five years.

On October 1, 2021, the Company granted 1,450,000 incentive stock options pursuant to its 2021 Equity Incentive Plan to its officer and employee and consultants. These options are exercisable at a price of CA$0.50 per share for a period of five years.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

As at October 31, 2021, the maximum number of common shares available under the 2021 Equity Incentive Plan was 29,042,368, of which 5,892,368 remained available for grant thereunder.

During the year ended October 31, 2021, the Company recognized a net stock-based compensation totaling $11,051,124 (2020 – $666,259) in relation to the grant of its stock options.

The weighted average grant date fair value of the stock options granted during the year ended October 31, 2021 was CA$0.36 (2020 – CA$0.14) per option. Option pricing models require the use of highly subjective estimates and assumptions including expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates. The fair value of stock options was estimated on the measurement date using the Black-Scholes Option Pricing Model. The assumptions used to calculate the fair value were as follows:

	2021	2020
Risk free rate of interest	0.20% – 1.07%	0.43% – 1.51%
Expected life of options	2 to 5 years	5 years
Exercise price of options	CA$0.13 – CA$0.70	CA$0.11 – CA$0.16
Expected annualized volatility	130.88% – 140.05%	120.13% – 188.46%
Expected dividend rate	Nil	Nil

A summary of the changes in the Company’s stock options during the year ended October 31, 2021 are as follows:

Expiry Date	Exercise Price (CA$)	Weighted Average Life (Years)	Outstanding as at October 31, 2020	Granted	Exercised	Expired/ Cancelled	Outstanding as at October 31, 2021	Vested as at October 31, 2021
February 11, 2021	0.05	–	800,000	–	–	(800,000)	–	–
August 16, 2021	0.05	–	600,000	–	(600,000)	–	–	–
March 27, 2022	0.05	0.40	1,750,000	–	(250,000)	–	1,500,000	1,500,000
August 26, 2022	0.13	–	500,000	–	–	(500,000)	–	–
December 30, 2022	0.13	1.16	–	6,150,000	(100,000)	(50,000)	6,000,000	5,837,500
April 19, 2023	0.05	–	800,000	–	–	(800,000)	–	–
August 12, 2023	0.05	1.78	3,120,000	–	(600,000)	(230,000)	2,290,000	2,290,000
December 3, 2023	0.05	2.09	7,000,000	–	(550,000)	–	6,450,000	6,450,000
May 22, 2024	0.12	2.56	7,950,000	–	–	(50,000)	7,900,000	7,900,000
November 3, 2024	0.15	3.01	700,000	–	–	–	700,000	700,000
November 24, 2024	0.16	3.07	900,000	–	(30,000)	(550,000)	320,000	320,000
March 26, 2025	0.11	3.40	300,000	–	(200,000)	–	100,000	100,000
April 23, 2025	0.12	3.48	4,000,000	–	(300,000)	(350,000)	3,350,000	3,350,000
December 30, 2025	0.13	4.17	–	9,500,000	–	–	9,500,000	9,500,000
August 30, 2026	0.70	4.83	–	21,700,000	–	–	21,700,000	21,400,000
October 1, 2026	0.50	4.92	–	1,450,000	–	–	1,450,000	1,450,000
Total			28,420,000	38,800,000	(2,630,000)	(3,330,000)	61,260,000	60,797,500
Weighted average exercise price			CA$0.09	CA$0.46	CA$0.07	CA$0.09	CA$0.33	CA$0.32
Aggregate intrinsic value							$19,994,025	$19,908,026
Weighted average remaining life							3.46	3.46

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

A summary of the changes in the Company’s nonvested stock options during the year ended October 31, 2021 are as follows:

Expiry Date	Fair Value Per Share (CA$)	Weighted Average Life (Years)	Nonvested as at October 31, 2020	Granted	Vested	Expired/ Cancelled	Nonvested as at October 31, 2021
December 30, 2022	0.07	1.16	–	650,000	487,500	–	162,500
August 30, 2026	0.56	4.83	–	300,000	–	–	300,000
Total			–	950,000	487,500	–	462,500
Weighted average grant date fair value – per option			–	CA$0.22	CA$0.07	–	CA$0.39
Weighted average grant date fair value – total			–	$170,781	$26,650	–	$144,131

A summary of the changes in the Company’s stock options during the year ended October 31, 2020 are as follows:

Expiry Date	Exercise Price (CA$)	Weighted Average Life (Years)	Outstanding as at October 31, 2019	Granted	Exercised	Expired/ Cancelled	Outstanding as at October 31, 2020	Vested as at October 31, 2020
May 31, 2020	0.08	–	400,000	–	(400,000)	–	–	–
June 3, 2020	0.05	–	550,000	–	–	(550,000)	–	–
February 11, 2021	0.05	0.53	1,300,000	–	–	(500,000)	800,000	800,000
August 16, 2021	0.05	1.04	1,200,000	–	–	(600,000)	600,000	600,000
March 27, 2022	0.05	1.65	2,000,000	–	–	(250,000)	1,750,000	1,750,000
August 26, 2022	0.13	–	–	500,000	–	–	500,000	–
April 19, 2023	0.05	2.72	800,000	–	–	–	800,000	800,000
August 12, 2023	0.05	3.03	3,780,000	–	(100,000)	(560,000)	3,120,000	3,120,000
December 3, 2023	0.05	3.35	9,600,000	–	–	(2,600,000)	7,000,000	7,000,000
May 22, 2024	0.12	3.81	10,000,000	–	–	(2,050,000)	7,950,000	7,950,000
November 3, 2024	0.15	4.27	–	700,000	–	–	700,000	700,000
November 24, 2024	0.16	4.32	–	900,000	–	–	900,000	775,000
March 26, 2025	0.11	4.66	–	300,000	–	–	300,000	300,000
April 23, 2025	0.12	4.73	–	4,200,000	–	(200,000)	4,000,000	3,625,000
Total			29,630,000	6,600,000	(500,000)	(7,310,000)	28,420,000	27,420,000
Weighted average exercise price			CA$0.07	CA$0.13	CA$0.07	CA$0.07	CA$0.09	CA$0.09
Aggregate intrinsic value							$801,922	$866,441
Weighted average remaining life							3.18	3.18

The intrinsic value of options exercised during the year ended October 31, 2021 was $962,936 (2020 – $28,533).

[e]	Share-based payments and other reserves

The share-based payments and other reserves are used to recognize the fair value of stock options granted to executive officers, directors, employees and consultants as part of their remuneration, as well as those of broker warrants issued in relation to the Company’s financings. When stock options and broker warrants are subsequently exercised, the fair value of such stock options and broker warrants in reserves is credited to share capital.

Common share purchase warrants attached to units as part of a unit placement are assigned a $nil value. The residual method is used to calculate the fair value of the warrant component of units issued, whereby the residual of the private placement proceeds less the fair value of the share component is assigned as the fair value of the warrants.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

In addition, the Company has allocated the intrinsic value of the beneficial conversion feature of the July 2021 Convertible Debenture capped at the face value of CA$100,000 (USD equivalent $79,542) to equity reserves.

[f]	Obligations to issue shares

As at October 31, 2021, the Company received advance share subscriptions in the amount of $209,827 (October 31, 2020 – $596,872) in respect of a non-brokered private placement closed subsequent to the year [note 19[iv]].

[g]	Dilutive common shares

For the year ended October 31, 2021, potentially dilutive common shares relating to common share purchase warrants and options outstanding totaling 120,808,982 (2020 – 38,529,642) were not included in the computation of loss per share as the effect would be anti-dilutive.

15. CAPITAL MANAGEMENT

The Company classifies the components of shareholders’ equity as capital, which at October 31, 2021, was a deficiency of $6,770,038 (October 31, 2020 – $2,079,903). When managing capital, the Company’s objective is to ensure the entity continues as a going concern and advance stakeholders’ interests. Management adjusts the capital structure as necessary in order to support its business and technology development. The Company’s board of directors does not establish qualitative return on capital criteria for management, but rather relies on the expertise of the Company’s management to sustain future development of the business. The Company focuses on plant operations and magnesium production and continues to move towards the buildout of its pilot plant facility and the development of a full-scale commercial magnesium production facility. The Company is considered to be in the development stage and is dependent upon external financing to fund its activities. In order to carry out its business development activities and pay for administrative costs, the Company will spend its existing working capital and raise additional amounts as needed. Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is appropriate. There were no changes in the Company’s approach to capital management during the period. The Company is not subject to any externally imposed capital requirements.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

16. FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

The Company’s classification of its financial instruments is as follows:

Financial Instruments	Measurement Method	Associated Risk	Fair Value at October 31, 2021 ($)
Cash	FVTPL	Credit and currency	462,360
Amounts receivable	Amortized cost	Credit and currency	151,485
Deposits held by related parties	Amortized cost	Credit and currency	486,462
Accounts payable and accrued liabilities	Amortized cost	Currency	1,989,316
Due to related parties	Amortized cost	Currency	1,026,817
Convertible debenture	Amortized cost	Currency	107
Convertible debenture - derivative liability	FVTPL	Currency	7,449,700

[a]	Fair value

The fair value of financial instruments is the amount of consideration that would be agreed upon in an arm’s length transaction between knowledgeable, willing parties who are under no compulsion to act. The fair value of current financial instruments except derivative liability approximates their carrying values as long as they are short-term in nature or bear interest at market rates.

[b]	Fair value hierarchy

Financial instruments that are held at fair value are categorized based on a valuation hierarchy which is determined by the valuation methodology utilized. The fair value hierarchy under US GAAP is based on the following three levels of inputs, of which the first two are considered observable and the last unobservable:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 – Observable inputs other than Level 1, quoted prices for similar assets or liabilities in active prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 – Assets and liabilities whose significant value drivers are unobservable by little or no market activity and that are significant to the fair value of the assets or liabilities.

Cash and cash equivalents are valued using a market approach based upon unadjusted quoted prices for identical assets in an active market obtained from securities exchanges. As at October 31, 2021, the fair value of cash and cash equivalents held by the Company was based on Level 1 of the fair value hierarchy. There were no transfers between Levels 1 and 2 during the period.

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the consolidated statements of loss and comprehensive loss. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the balance sheet date.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

The Company uses the Black-Scholes Option Pricing Model to value derivative liabilities. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement. The inputs used in determining the fair value of the embedded derivative are disclosed in note 13[d].

[c]	Financial risk management

The Company’s board of directors has the overall responsibility for the establishment and oversight of the Company’s risk management framework. The Company’s risk management policies are established to identify and analyze the risks faced by the Company, to set appropriate risk limits and controls, and to monitor risks and adherence to limits. Risk management policies and systems are reviewed regularly to reflect changes in market conditions and in response to the Company’s activities. Management regularly monitors compliance with the Company’s risk management policies and procedures and reviews the adequacy of the risk management framework in relation to the risks faced by the Company.

In the normal course of operations, the Company is exposed to various risks such interest rate, foreign exchange, commodity, credit, and liquidity. To manage these risks, management determines what activities must be undertaken to minimize potential exposure to risks. The objectives of the Company in managing risks are as follows:

●	Maintaining sound financial condition:
●	Financing operations; and
●	Ensuring liquidity to all operations.

In order to satisfy these objectives, the Company has adopted the following policies:

●	Prepare budget documents at prevailing market rates to ensure clear corporate alignment to performance management and achievement of targets;
●	Recognize and observe the extent of operating risk within the business; and
●	Identify the magnitude of the impact of market risk factors on the overall risk of the business and take advantage of natural risk reductions that arise from these relationships.

[i]	Interest rate risk

Interest rate risk is the risk that future cash flows of a financial instrument will fluctuate because of changes in the market interest rates. The Company is exposed to interest rate risk on its cash on deposits with banks and, from time to time, on its holdings of short-term investments. As of October 31, 2021, the Company had $462,360 (October 31, 2020 − $39,571) of cash on deposits with banks. The Company had no short-term investment as at October 31, 2021 and October 31, 2020. Given the level of cash and cash equivalents held by the Company, fluctuations in the market interest rates had no significant impact on its interest income during the year ended October 31, 2021.

[ii]	Foreign currency risk

The Company is exposed to foreign currency risk on fluctuations related to cash, deposits held by related parties, accounts payable, due to related parties and convertible debenture that are denominated in US dollars. The Company has not entered into foreign exchange derivative contracts. A significant change in the currency exchange rates between the Canadian dollar relative to the US dollar could have a material effect on the Company’s financial position, results of operations, or cash flows.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

Based on the Company net exposures as at October 31, 2021, assuming that all other variables remain constant, a 5% appreciation or deterioration of the Canadian dollar against the US dollar would result in an increase or decrease of $262,941 in the Company’s net income (loss) and comprehensive income (loss).

October 31, 2021
$
Cash	186,627
Deposits held by related parties	486,462
Accounts payable and accrued liabilities	(773,011)
Due to related parties	(467,500)
Convertible debenture	(1,500,000)
Total	(2,067,422)

[iii]	Commodity price risk

The value of the Company’s magnesium production business and its exploration and evaluation assets are dependent on the price of magnesium and the outlook for this mineral. Market prices for these metals historically have fluctuated widely and are affected by numerous factors outside the Company’s control, including but not limited to, levels of worldwide production, short-term changes in supply and demand, industrial and retail demand, as well as certain other factors related specifically to magnesium. If magnesium prices decline for a prolonged period below the cost of production, it may not be economically feasible to continue towards production.

[iv]	Credit risk

Credit risk is the risk of loss if counterparties do not fulfill their contractual obligations and arises principally from trade receivables. The Company’s credit risk is primarily attributable to cash, and deposits held by related parties. The Company limits its exposure to credit risk on cash as these financial instruments are held with major Canadian and international banks. Amounts receivable consist primarily of GST due from the Federal Government of Canada. Management believes the credit risk concentration with respect to amounts receivable is remote. The carrying amount of financial assets recorded in the financial statements, net of any allowances, represents the Company’s maximum exposure to credit risk.

[v]	Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. The Company’s exposure to liquidity risk is dependent on its purchasing commitments and obligations and its ability to raise funds to meet commitments and sustain operations. The Company manages liquidity risk by continuously monitoring its actual and forecasted working capital requirements to ensure there is capital to meet short-term and long-term obligations. As of October 31, 2021 and October 31, 2020, the Company had working capital deficiency of $9,657,316 and $2,392,189, respectively. As disclosed in note 1 of these Financial Statements, the ability of the Company to continue as a going concern is dependent on many factors. The Company’s cash is primarily deposited in bank accounts and held as deposits by certain related parties. The Company anticipates that its cash on hand and deposits, together with expected funds raised from private placements and on exercises of common share purchase warrants and stock options, as well as debt financing, will provide sufficient financial resources to carry out its operations through the next twelve months. However, additional funding will be required. There can be no assurance that the Company will be able to raise the funds necessary to continue future operations. Liquidity risk has been assessed as high.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

17. SEGMENTED INFORMATION

The Company focuses on plant operations and magnesium production and continues to move towards the buildout of its pilot plant facility and the development of a full-scale commercial magnesium production facility. The Company also owns mining claims for the exploration and development of mineral property interests. Geographic information for the Company’s assets is as follows:

	October 31, 2021	October 31, 2020
	$	$

Canada – property, plant and equipment	2,546,383	79,436
United States – property, plant and equipment	28,321	–
United States – mineral property costs	93,453	93,453
	2,668,157	172,889

Canada – other assets	1,554,827	533,815
United States – other assets	290,528	2,059
	1,845,355	535,874

Total Assets	4,513,512	708,763

18. INCOME TAX

Significant items resulting in the difference between the Company’s income tax rate and the federal statutory rate are as follows:

	2021	2020
	$	$
Loss for the year	(23,549,612)	(4,672,605)
Effective statutory rate	33.02%	31.21%
Expected income tax recovery at statutory rate	(7,778,880)	(1,458,320)
Net adjustment for deductible and non-deductible amounts	2,636,262	250,196
Foreign exchange effect	(9,867)	(175,597)
Valuation allowance	5,152,485	1,383,721
Deferred income tax provision (recovery)	–	–

The Company’s deferred tax assets and liabilities are as follows:

	2021	2020
	$	$
Non-capital loss carry-forwards	5,340,578	2,600,561
Property and equipment	(159,673)	(123,561)
Lease liability	180,812	103,789
Convertible debenture	(509,985)	–
Convertible debenture – derivative liability	2,532,898	–
Exploration and evaluation asset	359,700	-
Share issue costs	-	11,056
Valuation allowance	(7,744,330)	(2,591,845)
Deferred income tax asset (liability)	–	–

The Company has approximately $13,439,000 net operating losses in the US and $3,515,000 in Canada that, under certain circumstances, can be used to reduce the taxable income of future years. These losses expire at various dates through 2042.

WESTERN MAGNESIUM CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS For the Years Ended October 31, 2021 and 2020
Expressed in US Dollars, except where otherwise indicated

19. SUBSEQUENT EVENTS

[i] Subsequent to October 31, 2021, upon exercise of common share purchase warrants, the Company issued an aggregate 15,159,448 common shares at a price CA$0.19 per share for gross proceeds of CA$2,880,295, 200,000 common shares at a price of CA$0.05 per share for gross proceeds of CA$10,000, and 30,000 common shares at a price of CA$0.30 per share for gross proceeds of CA$9,000. A total of 2,428,363 warrants expired unexercised.

[ii] Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by a director and officer is eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. During the year ended October 31, 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CA$0.65 per share with a total fair value of CA$5,956,226 (USD equivalent $4,796,832) as share issue costs.

[iii] On November 4, 2021, the Company issued 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026. On December 13, 2021, the the Company issued a further 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026. On January 20, 2022, the the Company issued a further 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026.

[iv] On November 26, 2021, the Company closed a non-brokered private placement and issued 1,375,499 units at a price of $0.55 per unit for gross proceeds of $756,524. Each unit consists of one common share and one common share purchase warrant entitling the holder thereof to acquire a further common share at a price of $0.75 for a period of one year from the date of closing.

[v] On December 3, 2021, the Company granted 250,000 incentive stock options pursuant to its 2021 Equity Incentive Plan to an employee. These options are exercisable at a price of CA$0.58 per share for a period of five years.

[vi] On December 13, 2021, the Company’s Form 10 Registration Statement filed with the US SEC was declared effective, and the Company will be subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”).

