Form 10-Q
period 2022-01-31
Western Magnesium Corp.
filed 2022-03-17
CIK 1801762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 000-56323

WESTERN MAGNESIUM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	61-1934413
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8180 Greensboro Drive, Suite 720 McLean, Virginia	22102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (571) 378-0762

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 10, 2022, the registrant had 425,747,452 shares of Common Stock outstanding.

WESTERN MAGNESIUM CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended January 31, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WESTERN MAGNESIUM CORPORATION

Unaudited Interim Condensed Consolidated Balance Sheets

		January 31, 2022	October 31, 2021
	Note	$	$
			(Audited)
ASSETS
Current assets
Cash		772,522	462,360
Amounts receivable		235,821	151,485
Prepayments		127,872	133,647
Deposits held by related parties	8[a]	565,741	486,462
		1,701,956	1,233,954
Non-current assets
Property, plant and equipment	4	3,159,244	2,574,704
Right-of-use assets	5	533,093	598,575
Mineral property costs	7	93,453	93,453
Reclamation deposits		2,752	2,826
Other deposits		10,000	10,000
TOTAL ASSETS		5,500,498	4,513,512

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities		2,552,509	1,989,316
Due to related parties	8[b]	1,092,786	1,026,817
Lease obligations – current	6	220,309	192,045
Provision for flow through share issuances	11	227,140	233,285
Convertible debenture	12	221,599	7,449,807
Derivative liability	12[e]	8,288,387	–
		12,602,730	10,891,270
Non-current liabilities
Lease obligations – non-current	6	320,045	392,280
Total liabilities		12,922,775	11,283,550

Shareholders’ deficit
Capital stock Authorized: 1 billion common stock at par value of $0.001 Issued and paid: 421,871,770 (2021 – 392,943,398)	13	36,637,228	29,842,167
Additional paid-in-capital	13	22,684,015	15,186,480
Obligations to issue shares	13	46,741	209,827
Accumulated other comprehensive income		285,889	121,109
Deficit		(67,076,150)	(52,129,621)
Total shareholders’ deficit		(7,422,277)	(6,770,038)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT		5,500,498	4,513,512

Nature of operations and going concern [note 1]

Contingent liabilities and commitments [note 9]

Subsequent events [note 17]

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

WESTERN MAGNESIUM CORPORATION

Unaudited Interim Condensed Consolidated Statements of Loss and Comprehensive Income

		Three Months Ended January 31,
		2022	2021
	Note	$	$

Expenses (recoveries)
Bank charges		3,264	2,562
Business development		45,552	–
Computer system and software		11,651	60,089
Consulting and management fees	8[d]	197,927	67,101
Depreciation	4, 5	109,340	51,326
Engineering expenses (recoveries)		118,373	(63,612)
Foreign exchange loss		167,474	49,920
Interest and accretion	12	322,280	18,574
Investor relations		106,378	51,876
Legal and professional fees		606,848	23,744
Office and general		56,080	37,454
Facilities and rent		63,669	15,085
Salaries and benefits	8[c]	995,542	735,648
Stock-based compensation	13[d]	131,575	1,048,990
Shareholder communications		33,201	–
Subsidies and recoveries		(31,102)	–
Transfer agent and regulatory fees		23,017	8,883
Travel expenses		84,116	836
		3,045,185	2,108,476

Other items
Change in fair value of derivative liabilities	12	(11,559,791)	(14,534)
Loss on recognition of debt host liability	12	(341,553)	–
		(11,901,344)	(14,534)

Net loss for the period		(14,946,529)	(2,123,010)

Other comprehensive gain (loss)
Foreign currency translation		164,780	(87,762)

Comprehensive loss for the period		(14,781,749)	(2,210,772)

Basic and diluted loss per common share		(0.04)	(0.01)

Weighted average number of common shares outstanding – basic and diluted		410,834,167	329,203,182

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

WESTERN MAGNESIUM CORPORATION

Unaudited Interim Condensed Consolidated Statements of Shareholders’ Deficit

	Common shares		Additional paid-in capital	Obligation to issue shares	Accumulated other comprehensive income (loss)	Accumulated deficit	Shareholders’ deficit
	Number	$	$	$	$	$	$

Balance, October 31, 2020	323,419,527	21,322,022	4,182,037	596,872	399,175	(28,580,009)	(2,079,903)
Shares issued pursuant to private placements [note 13[b]]	18,319,388	1,853,806	–	(596,872)	–	–	1,256,934
Stock-based compensation [note 13[d]]	–	–	1,048,990	–	–	–	1,048,900
Foreign currency translation	–	–	–	–	(87,762)	–	(87,762)
Net loss for the period	–	–	–	–	–	(2,123,010)	(2,123,010)
Balance, January 31, 2021	341,738,915	23,175,828	5,231,027	–	311,413	(30,703,019)	(1,984,751)

Balance, October 31, 2021	392,943,398	29,842,167	15,186,480	209,827	121,109	(52,129,621)	(6,770,038)
Shares issued pursuant to private placements [note 13[b]]	1,375,499	756,524	–	(209,827)	–	–	546,697
Shares issued on warrants exercised [notes 12[e] and 13[b]]	15,389,448	5,774,998	–	–	–	–	5,774,998
Shares issued for convertible debenture [notes 12[c] and 13[b]]	3,000,000	300,000	–	–	–	–	300,000
Shares issued for finder’s fees [note 13[b]]	9,163,425	–	–	–	–	–	–
Share issue costs [note 13[b]]	–	(36,461)	–	–	–	–	(36,461)
Stock-based compensation [note 13[d]]	–	–	131,575	–	–	–	131,575
Effects of change in functional currency on convertible debentures [notes 12[d]]	–	–	7,370,159	–	–	–	7,370,159
Effects of change in functional currency on broker warrants [notes 12[e]]	–	–	(4,198)	–	–	–	(4,198)
Share subscriptions [note 13[f]]	–	–	–	46,741	–	–	46,741
Foreign currency translation	–	–	–	–	164,780	–	164,780
Net loss for the period	–	–	–	–	–	(14,946,529)	(14,946,529)
Balance, January 31, 2022	421,871,770	36,637,228	22,684,015	46,741	285,889	(67,076,150)	(7,422,277)

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

WESTERN MAGNESIUM CORPORATION

Unaudited Interim Condensed Consolidated Statements of Cash Flows

	Three Months Ended January 31,
	2022	2021
	$	$

OPERATING ACTIVITIES
Net loss for the period	(14,946,529)	(2,123,010)
Add (subtract) items not affecting cash:
Accrued interest and accretion	9,773	10,803
Amortization of debt discount	300,034	–
Change in fair value of derivative liability	11,559,791	14,534
Loss on recognition of debt host liability	341,553	–
Depreciation of property, plant and equipment	50,434	4,039
Depreciation of right-of-use assets	58,906	47,287
Foreign exchange loss	153,408	7,213
Interest expense on lease obligations	9,240	5,700
Stock-based compensation	131,575	1,048,990
Changes in non-cash working capital items relating to operations:
Amounts receivable	(88,738)	(13,694)
Prepayments	2,266	(12,380)
Deposits held by related parties	(92,521)	–
Accounts payable and accrued liabilities	619,673	19,196
Due to related parties	92,233	958
Cash used in operating activities	(1,798,902)	(990,364)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(687,385)	(167,559)
Cash used in investing activities	(687,385)	(167,559)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of share issuance costs	2,804,182	1,256,934
Proceeds from share subscriptions	46,741	–
Payments of promissory note	–	(27,202)
Payments of lease obligations	(46,636)	(49,310)
Cash provided by financing activities	2,804,287	1,180,422

Change in cash for the period	318,000	22,499
Cash, beginning of the period	462,360	39,571
Effect of foreign exchange on cash	(7,838)	1,320
Cash, end of the period	772,522	63,390

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

WESTERN MAGNESIUM CORPORATION

Notes to Unaudited Interim Condensed Consolidated Financial Statements

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

As at January 31, 2022, the Company had an accumulated deficit of $67,076,150 (October 31, 2021 – $52,129,621) and working capital deficiency of $10,900,774 (October 31, 2021 – $9,657,316). For the three months ended January 31, 2022, the Company reported a comprehensive loss of $14,781,749 (2021 – $2,210,772). The Company is considered to be in the development stage. It has not yet achieved profitable operations and expects to incur further losses in the development of its business. The Company has financed its activities and operations through equity issuances and debt financing and expects to continue to do so to the extent such instruments are issuable under terms acceptable to the Company and until such time as its operations provide positive cash flows.

These unaudited condensed consolidated interim financial statements (the “Interim Financial Statements”) have been prepared under the assumption that the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will be able to meet its obligations and continue its operations for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Management believes that the going concern assumption is appropriate for these Interim Financial Statements based on its continuing ability to raise financings through share and debt issuances. If future financing is unavailable or if for any reason the Company is unable to continue as a going concern, it could impact the Company’s ability to realize its assets at their recognized values and to meet its obligations in the ordinary course of business at the amounts stated in these Interim Financial Statements. These Interim Financial Statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. If the going concern assumption is not used, the adjustments required to report the Company’s assets and liabilities on a liquidation basis could be material to these Interim Financial Statements. These factors indicate the existence of a material uncertainty that cast substantial doubt on the Company’s ability to continue as a going concern.

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

2. BASIS OF PRESENTATION

These Interim Financial Statements comprise the financial statements of Western Magnesium Corporation and its wholly owned subsidiaries, Western Magnesium Corp., incorporated in Nevada, United States and Western Magnesium Canada Corporation, incorporated in British Columbia, Canada.

[a] Accounting standards

The accompanying Interim Financial Statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next year. Realization values may be substantially different from carrying values as shown and these Financial Statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

These Interim Financial Statements have been prepared on a historical cost basis except for financial instruments that have been measured at fair value. In addition, these Interim Financial Statements have been prepared using the accrual basis of accounting, except for cash flow information. They do not include all the information required for full annual financial statements, and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended October 31, 2021 (the “Fiscal 2021 Financial Statements”).

[b] Functional and presentation currency

These Interim Financial Statements are presented in United States dollars (“US dollars” or “US$”), except where otherwise indicated. The functional currency of each entity of the Company is as follows:

Entity	Functional Currency
Western Magnesium Corporation	United States dollars
Western Magnesium Corp.	United States dollars
Western Magnesium Canada Corporation	Canadian dollars (“CA$”)

During the period ended January 31, 2022, significant changes in economic facts and circumstances have occurred in Western Magnesium Corporation’s operations which resulted in the change of its functional currency to the United States dollars from the Canadian dollars effective November 1, 2021. For both monetary and non-monetary assets and liabilities, translated balances at the end of the prior period become the new accounting basis. The rate on the date of change becomes the historical rate at which non-monetary assets and liabilities are translated in subsequent years. There is no effect on the cumulative translation adjustment on the consolidated basis. Previously recorded cumulative translation adjustments are not reversed. Effects of change in functional currency included the reclassifications of convertible debentures and warrants and broker warrants [notes 12[d] and [e]].

The accounts of the Company’s subsidiary Western Magnesium Canada Corporation have been translated to United States dollars.

[c] Critical accounting estimates and judgments

Significant Estimates and Assumptions

The preparation of these Interim Financial Statements in accordance with US GAAP requires the Company to make estimates and assumptions concerning the future. Management reviews these estimates and underlying assumptions on an ongoing basis, based on experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Revisions to estimates are adjusted for prospectively in the period in which the estimates are revised.

Estimates and assumptions where there is potential risk of material adjustments to assets and liabilities in future accounting periods include the useful lives of property, plant and equipment, recoverability of the carrying value of exploration and evaluation assets, fair value measurements for financial instruments, discount rates for leases, recoverability and measurement of deferred tax assets and liabilities, and contingent liabilities.

Significant Judgments

The preparation of these Interim Financial Statements in accordance with US GAAP requires the Company to make judgments, apart from those involving estimates, in applying accounting policies. The most significant judgments in applying the Company’s Interim Financial Statements include:

-	the assessment of the Company’s ability to continue as a going concern and whether there are events or conditions that may give rise to substantial doubt;
-	whether there are indicators of impairment of the Company’s exploration and evaluation assets and other non-current assets;
-	the classification of financial instruments; and
-	determination of functional currency.

3. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards Adopted During the Periods

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Effective November 1, 2021, the Company adopted the new standard. There was no material impact or adjustment to these Interim Financial Statements.

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interactions of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Effective November 1, 2021, the Company adopted the new standard. There was no material impact or adjustment to these Interim Financial Statements.

New Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments and supersedes the respective guidance within ASC 470-20 and ASC 740-10-55-51, which will result in more instruments to be accounted for as a single instrument rather than having their proceeds allocated between liability and equity accounting units. As smaller reporting companies as defined by the United States Securities and Exchange Commission (the “SEC”), ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of adopting these updates on its financial statements.

4. PROPERTY, PLANT AND EQUIPMENT

	Computer Equipment	Furniture	Leasehold Improvement	Furnace & Plant Equipment	Vehicle	Total
	$	$	$	$	$	$

Cost
Balance, October 31, 2020	32,318	38,916	7,610	28,413	–	107,257
Additions	77,955	11,510	129,257	2,278,205	–	2,496,927
Write-off of equipment	(4,245)	–	–	–	–	(4,245)
Foreign exchange effect	3,601	3,116	2,614	38,108	–	47,439
Balance, October 31, 2021	109,629	53,542	139,481	2,344,726	–	2,647,378
Additions	–	2,171	21,932	634,067	29,215	687,385
Foreign exchange effect	–	(230)	(3,611)	(49,144)	(136)	(53,121)
Balance, January 31, 2022	109,629	53,483	157,802	2,929,649	29,079	3,281,642

Accumulated Depreciation
Balance, October 31, 2020	14,677	8,326	4,818	–	–	27,821
Depreciation expense	13,907	7,443	8,827	13,971	–	44,148
Write-off of equipment	(2,057)	–	–	–	–	(2,057)
Foreign exchange effect	1,294	745	502	221	–	2,762
Balance, October 31, 2021	27,821	16,514	14,147	14,192	–	72,674
Depreciation expense	8,794	1,880	4,656	34,374	730	50,434
Foreign exchange effect	–	(35)	(230)	(442)	(3)	(710)
Balance, January 31, 2022	36,615	18,359	18,573	48,124	727	122,398

Net Book Value
Balance, October 31, 2020	17,641	30,590	2,792	28,413	–	79,436
Balance, October 31, 2021	81,808	37,028	125,334	2,330,534	–	2,574,704
Balance, January 31, 2022	73,014	37,124	139,229	2,881,525	28,352	3,159,244

5. RIGHT-OF-USE ASSETS

As at January 31, 2022, the right-of-use assets are leases for the Company’s corporate offices in Vancouver, British Columbia and McLean, Virginia, and its research and development pilot plant located in Burnaby, British Columbia. These leases terminate on March 31, 2023, February 28, 2025 and September 30, 2023, respectively. The lease for the Company’s office in Las Vegas, Nevada ended on May 31, 2021.

	Vancouver Office	Virginia Office	Nevada Office	Pilot Plant	Total
	$	$	$	$	$

Cost
Balance, October 31, 2020	59,701	–	22,856	357,949	440,506
Additions	91,237	287,847	–	–	379,084
Foreign exchange effect	5,943	4,544	1,724	26,997	39,208
Balance, October 31, 2021	156,881	292,391	24,580	384,946	858,798
Foreign exchange effect	–	–	–	(10,139)	(10,139)
Balance, January 31, 2022	156,881	292,391	24,580	374,807	848,659

Accumulated Depreciation
Balance, October 31, 2020	42,142	–	14,434	9,943	66,519
Depreciation expense	44,259	15,288	8,915	117,292	185,754
Foreign exchange effect	3,876	241	1,231	2,602	7,950
Balance, October 31, 2021	90,277	15,529	24,580	129,837	260,223
Depreciation expense	11,021	16,935	–	30,950	58,906
Foreign exchange effect	–	–	–	(3,563)	(3,563)
Balance, January 31, 2022	101,298	32,464	24,580	157,224	315,566

Net Book Value
Balance, October 31, 2020	17,559	–	8,422	348,006	373,987
Balance, October 31, 2021	66,604	276,862	–	255,109	598,575
Balance, January 31, 2022	55,583	259,927	–	217,583	533,093

6. LEASE OBLIGATIONS

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

During the year ended October 31, 2021, the Company entered into a new operating lease with respect to its office in McLean, Virginia and recognized a lease liability of $260,649, which was measured by discounting lease payments using an incremental borrowing rate of approximately 7%.

	Vancouver Office	Virginia Office	Nevada Office	Pilot Plant	Total
	$	$	$	$	$

Balance, October 31, 2020	18,123	–	12,211	350,593	380,927
Additions	91,237	260,649	–	–	351,886
Lease payments	(47,931)	(5,137)	(9,457)	(139,037)	(201,562)
Interest expenses	3,076	3,019	219	19,005	25,319
Prior period adjustment	–	–	(3,065)	–	(3,065)
Foreign exchange effect	2,099	4,081	92	24,548	30,820
Balance, October 31, 2021	66,604	262,612	–	255,109	584,325
Lease payments	(12,097)	–	–	(34,538)	(46,635)
Interest expenses	1,076	4,575	–	3,589	9,240
Foreign exchange effect	–	–	–	(6,576)	(6,576)
Balance, January 31, 2022	55,583	267,187	–	217,584	540,354

Which consist of:
Current lease obligation	47,548	44,823	–	127,938	220,309
Non-current lease obligation	8,035	222,364	–	89,646	320,045
Balance, January 31, 2022	55,583	267,187	–	217,584	540,354

7. MINERAL PROPERTY COSTS

As at January 31, 2022, the Company had the following mining claims:

[a] Silverado Property, Nevada, United States

The Silverado property is located in the Pinto mining district of Nevada, consists of 3 patented mining claims totaling approximately 120 hectares, and is 100% owned by the Company. The carrying value of the property is $1.

[b] Tami Mosi Property, Nevada, United States

The Company holds a 100% interest in 81 unpatented lode mining claims totaling approximately 1,637 acres located in White Pine County, Nevada and four unpatented lode mining claims totaling approximately 10 acres located in the Moor Mining District, Elko County, Nevada. These mining claims are subject to a 2% net smelter royalty in favor of the prior owner of the claims. The carrying value of the property is $93,452.

8. RELATED PARTY TRANSACTIONS

[a] Deposits held by related parties

The Company provided related parties with advances that were held as deposits for anticipated future costs related to the Company’s planned magnesium research and development pilot plant and other administrative expenses (the “Pilot Plant Advances”). As at January 31, 2022, the Company had the following deposits held by related parties:

	Related Party A [i]	Related Party B [ii]	Total
	$	$	$

Balance, October 31, 2020	–	–	–
Advances	987,912	2,292,912	3,280,824
Costs and expenses	(696,431)	(2,097,931)	(2,794,362)
Balance, October 31, 2021	291,481	194,981	486,462
Advances	300,000	522,335	822,335
Costs and expenses	(79,793)	(675,390)	(755,183)
Foreign exchange effect	13,193	(1,066)	12,127
Balance, January 31, 2022	524,881	40,860	565,741

[i]	Related Party A is a company controlled by a director and officer.

[ii]	Related Party B is a company controlled by an officer.

[b] Due to related parties

As at January 31, 2022, balances due to related parties totaled $1,092,786 (October 31, 2021 – $1,026,817). All advances are unsecured, non-interest bearing, and have no stated terms of repayment.

	January 31, 2022	October 31, 2021
	$	$
Wages payable to directors and officers	357,500	357,500
Benefits payable to directors and officers	581,854	539,209
Fees and expenses payable to directors and officers	151,261	127,878
Interests due to a shareholder	2,171	2,230
Total	1,092,786	1,026,817

[c] Key management compensation

As at January 31, 2022, the Company had twelve executives including eight in senior management. Their aggregate annualized compensation is approximately $2.9 million. During the three months ended January 31, 2022, the Company incurred salaries, benefits, and consulting fees totaling $747,589 to directors and officers of the Company. There were no stock options granted to directors or officers of the Company during the period.

[d] Transactions with related parties

[i] During the three months ended January 31, 2022, the Company incurred consulting fees of CA$30,000 (USD equivalent $23,587) to a member of senior management.

[ii] In June 2021, the Company renewed its sublease agreement with a company controlled by a director and officer for its corporate office in Vancouver, British Columbia with a lease term from April 1, 2021 to March 31, 2023 at a monthly rent of CA$9,794 (USD equivalent $7,700).

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

9. CONTINGENT LIABILITIES AND COMMITMENTS

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

[ii] On December 31, 2020, GEM Yield Bahamas Limited (“GEM”) served the Company with a Notice of Intention to Arbitrate (the “New York Arbitration Notice”) before the American Arbitration Association in New York (the “GEM New York Arbitration”). The New York Arbitration Notice alleges the Company breached a Share Subscription Agreement dated November 15, 2019 entered into between the Company and GEM (the “GEM Agreement”), among other things, claiming damages of CA$4.2 million (USD equivalent $3.4 million). On January 19, 2021, the Company filed a petition in the New York Supreme Court to stay the GEM New York Arbitration claiming the GEM Agreement was not valid. On March 19, 2021, the Court in the New York State Action ruled that there was an arbitration clause in the GEM Agreement but it was up to the arbitrator to determine if the arbitration clause was valid. Following this ruling, the New York State Action was closed. In June 2021, GEM filed a Statement of Claim in the GEM New York Arbitration, and the Company filed a Statement of Answer denying the existence of any binding agreement between the Company and GEM, among other defenses. In January 2022, the Company filed a Modified Statement of Defense and Counterclaims. The Company intends to vigorously defend itself in the GEM New York Arbitration and believes the allegations lack merit. As the Company cannot predict the outcome of this arbitration proceeding, no provision has been recognized in respect to the GEM New York Arbitration as there is no present obligation and the probability of an outcome cannot be determined.

[iii] On February 8, 2021, GEM instituted another arbitration against the Company before the International Centre for Dispute Resolution in Montreal Canada (the “GEM Montreal Arbitration”) and joined GEM’s affiliate, GEM Global Yield LLC SCS (“GEM Global Yield” together with GEM, the “GEM Parties”). The Statement of Claim filed by the GEM Parties alleges the Company breached a Share Subscription Agreement dated November 15, 2019 and promissory note, among other things, claiming damages of approximately CA$4.9 million (USD equivalent $3.9 million), in addition to costs and expenses, stemming from the Company’s alleged failure to issue to GEM Global Yield warrants to purchase up to 33 million shares of the Company’s common stock. The Company filed a Statement of Defense denying the existence of any binding agreement between the Company and GEM, among other defenses. In January 2022, the Company filed an Amended Statement of Defense and Cross-claim. The Company intends to vigorously defend itself in the GEM Montreal Arbitration and believes the allegations lack merit. As the Company cannot predict the outcome of this arbitration proceeding, no provision has been recognized in respect to the GEM Montreal Arbitration as there is no present obligation and the probability of an outcome cannot be determined.

[iv] On April 19, 2021, Lampert Advisors, LLC (“Lampert”) filed a Verified Complaint against the Company’s wholly owned subsidiary Western Magnesium Corp., a Nevada corporation (“Western Magnesium – Nevada”) in the Supreme Court of the State of New York, County of New York (the “Lampert Lawsuit”). The complaint filed in the Lampert Lawsuit alleges that Lampert entered into an agreement with Western Magnesium – Nevada to provide various financial advisory services including acquisition advisory services and act as an exclusive placement agent for a combination of debt and equity securities (the “Lampert Agreement”), that it performed all services required under that agreement and that it is owed $367,227 plus interest at the rate of 9% from February 3, 2021 and that it has a right of first refusal to act as financial advisor in connection with any debt, equity or debt restructuring assignments on terms, conditions and compensation customary for Lampert for a transaction of the type contemplated. Although Lampert claims to have personally served Western Magnesium – Nevada, the Company never received the Summons and Complaint and therefore, never submitted a response. On September 9, 2021, Lampert filed a Motion seeking the entry of a default judgment (the “Motion”). The Company opposed the Motion and filed a cross-motion to compel Lampert to accept the Company’s answer. The Court granted the Company’s cross-motion and denied Lampert’s Motion as moot. The Court scheduled a preliminary conference for the parties on March 30, 2022. The Company intends to vigorously defend against the Lampert Lawsuit, and believes that the Lampert Lawsuit is without merit. As the Company cannot predict the outcome of the Lampert Lawsuit, no provision has been recognized as there is no present obligation and the probability of an outcome cannot be determined.

[b] Commitments

[i] On November 1, 2016, the Company signed a contract services agreement with Lodestar Management Group, LLC (“Lodestar”), a US corporate logistics company. Lodestar provides advisory, consulting, negotiation and other management services relating to corporate management, administrative and/or operational activities of the Company. The term of the contract was for one year and has been renewed under the same terms on January 1, 2018 and 2019. The Company has agreed to compensate Lodestar in the amount of $1,800 or CA$2,500 per month by either cash or arrangement of the issuance of shares. The number of shares issued will be based on the share price on the day of issuance that is not lower than the CA$0.05 per share minimum requirement and will not exceed $1,800 or CA$2,500 in value. The shares will be issued on the last working day of each month for a period of twelve months. During the three months ended January 31, 2022, the Company did not make any cash payment (2021 – $nil) or issue any shares (2021 – nil) to Lodestar. As at January 31, 2022, the outstanding amounts payable to Lodestar was $53,491 (October 31, 2021 – $53,491).

[ii] During the year ended October 31, 2020, the Company has entered into a lease agreement for its research and development pilot plant in Burnaby, British Columbia with a lease term from October 1, 2020 to September 30, 2023 at a monthly rent of CA$20,715 (USD equivalent $16,727). In June 2021, the Company renewed its sublease agreement with a company controlled by a director and officer for its corporate office in Vancouver, British Columbia with a lease term from April 1, 2021 to March 31, 2023 at a monthly rent of CA$9,794 (USD equivalent $7,909). In September 2021, the Company entered into a lease agreement for its office in McLean, Virginia with a lease term from September 14, 2021 to February 28, 2025 at a monthly rent of $9,113. The Company will be abated for the beginning five months and is entitled to a tenant allowance of $41,010 [notes 5 and 6].

10. PROMISSORY NOTE

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

11. PROVISION FOR FLOW THROUGH SHARE ISSUANCES

The Company has recorded a provision in the amount of $227,140 (October 31, 2021 – $233,285) for tax and related obligations relating to flow through share issuances from prior years.

12. CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITY

[a] July 2020 Convertible Debenture

On July 27, 2020, the Company closed a non-brokered private placement of an unsecured convertible note in the principal amount of CA$150,000 (USD equivalent $112,124, the “July 2020 Convertible Debenture”). The note bears interest at 12% per annum and is due on the date that is one year following the closing date. The note is convertible into common shares of the Company at the price which is the greater of CA$0.15 per common share and the market price on the date of the conversion notice. Any accrued but unpaid interest will be payable on the earlier of the maturity date and the date of conversion in cash or common shares. No finder’s fees were paid in connection with this private placement. On May 18, 2021, the Company issued a total of 1,360,959 common shares on the conversion of the July 2020 Convertible Debenture including conversion of accrued interest and 263,973 common shares valued at $26,286 in transaction costs. The July 2020 Convertible Debenture had an effective interest rate of 37%.

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

As at January 31, 2022, the Company incurred contractual interest of CA$9,337 (USD equivalent $7,375) [2021 – CA$7,299 (USD equivalent $5,802)]. The July 2021 Convertible Debenture has an effective interest rate of 608.98%.

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

As part of the offering of the June 2021 Convertible Debenture, the Company also entered into the June 10, 2021 Securities Purchase Agreement (the “Securities Purchase Agreement”), whereby the Company agreed to use commercially reasonable efforts to file a registration statement with the United States Securities and Exchange Commission (the “SEC”) by August 14, 2021, covering the public resale of the shares of common stock underlying such debenture and, upon its conversion, the Class A and B Warrants issuable upon such conversion (the “Underlying Shares”), and to use its best efforts to cause the registration statement to be declared effective on October 13, 2021. On December 13, 2021, the Company’s Form 10 Registration Statement filed with the SEC was declared effective.

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

During the three months ended January 31, 2022, the Company issued an aggregate 3,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 3,000,000 common shares, 1,500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 1,500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026 [note 13[b]].

As at January 31, 2022, the Company incurred contractual interest of $109,808 (2021 – $70,521). The June 2021 Convertible Debenture has an effective interest rate of 1,348%.

[d] Debt Host Liability and Embedded Derivative Liability

Certain of the Company’s convertible debentures were determined to be hybrid financial instruments comprised of a debt host liability and an embedded derivative liability, as under the conversion feature the number of shares that will or may be issued to settle the notes may vary. The Company uses the Black-Scholes Option Pricing Model based on different default risks and assumptions. The debt host liability of the convertible note will be measured at amortized cost, with the embedded derivative liability measured at fair value through profit and loss.

On issuance date of the July 2020 Convertible Debenture, the fair value of its debt host liability was determined to be $87,083 and the respective embedded derivative liability was valued at $25,041. Fair value adjustments were made to the embedded derivative liability of the July 2020 Convertible Debenture on conversion date of May 18, 2021, resulting in a value of $nil.

On issuance date of the June 2021 Convertible Debenture, it was determined to be a hybrid financial instrument comprised of a debt host liability and an embedded derivative liability. The embedded derivative liability was valued at $1,646,600 which exceeded the face value of the note itself of $1,500,000, the debt host liability was then assigned a face value of $1, with an immediate loss of $146,601 on recognition of the debt host liability. As at October 31, 2021, its combined value was $7,449,744. On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the June 2021 Convertible Debenture from a hybrid financial instrument accounted for in accordance with ASU 815-15 to a convertible debt instrument with a beneficial conversion feature accounted for in accordance with ASU 470-20. The value of the embedded derivative liability was reclassified to additional paid-in capital and continues to amortize the debt discount as interest costs over the period from the issuance date to the stated maturity date using the effective interest method. During the three months ended January 31, 2022, the Company recorded interest expense on debt discount of $300,034 which includes the full amortization of the portions of the debt which were converted in the period. As at January 31, 2022, the debt discount had a carrying value of $1,199,966.

On issuance date of the July 2021 Convertible Debenture, it was determined to be a convertible debt instrument with a beneficial conversion feature accounted for in accordance with ASU 470-20. The Company allocated the intrinsic value of the beneficial conversion feature of the July 2021 Convertible Debenture capped at the face value of CA$100,000 (USD equivalent $79,542) to additional paid-in capital. On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the July 2021 Convertible Debenture to a hybrid financial instrument accounted for in accordance with ASU 815-15. The embedded derivative liability was valued at CA$529,400 (USD equivalent $421,095), the previous beneficial conversion feature was reversed out of additional paid-in capital, and a loss of CA$429,400 (USD equivalent $341,553) was recognized in the statement of loss and comprehensive loss. As at January 31, 2022, the amortized cost of the July 2021 Convertible Debenture’s debt host liability was CA$11,780 (USD equivalent $9,262) and the fair value of the embedded derivative liability was CA$269,300 (USD equivalent $211,730), with a combined value of CA$281,080 (USD equivalent $220,992).

The inputs used in the Black-Scholes Option Pricing Model are as follows:

	January 31,	November 1,	October 31,	June 15,	July 27,
	2022	2021	2021	2021	2020
Risk free rate of interest	1.51%	1.07%	1.08%	0.31%	0.26%
Expected life in years	0.45 years	0.70 years	1.11 years	1.50 year	0.74 year
Conversion exercise price	CA$0.12	CA$0.12	$0.10	$0.10	CA$0.15
Underlying share price of the Company	CA$0.44	CA$0.75	$0.59	$0.19	CA$0.13
Expected volatility	109.11%	124.34%	107.62%	87.17%	82.54%
Expected dividend rate	Nil	Nil	Nil	Nil	Nil

	July 2020 Convertible Debenture	June 2021 Convertible Debenture	July 2021 Convertible Debenture	Total
	$	$	$	$

Debt Host Liability
Balance, October 31, 2020	96,318	–	–	96,318
Value of debt host liability recognized	–	1	–	1
Accretion and interest expense	23,587	43	63	23,693
Conversion	(125,560)	–	–	(125,560)
Foreign currency translation	5,655	–	–	5,655
Balance, October 31, 2021	–	44	63	107
Effects of change in functional currency	–	1,500,000	–	1,500,000
Accretion and interest expense	–	529	9,244	9,773
Conversion	–	(300,000)	–	(300,000)
Foreign currency translation	–	–	(45)	(45)
Balance, January 31, 2022	–	1,200,573	9,262	1,209,835

Embedded Derivative Liability
Balance, October 31, 2020	20,123	–	–	20,123
Fair value of embedded derivative liability recognized	–	1,646,600	–	1,646,600
Fair value adjustment	(16,058)	5,717,328	–	5,701,270
Conversion	(5,247)	–	–	(5,247)
Foreign currency translation	1,182	85,772	–	86,954
Balance, October 31, 2021	–	7,449,700	–	7,449,700
Effects of change in functional currency	–	(7,449,700)	421,094	(7,028,606)
Fair value adjustment	–	–	(205,450)	(205,450)
Foreign currency translation	–	–	(3,914)	(3,914)
Balance, January 31, 2022	–	–	211,730	211,730

Debt Discount
Balance, October 31, 2021	–	–	–	–
Effects of change in functional currency	–	(1,500,000)	–	(1,500,000)
Amortization	–	300,034	–	300,034
Balance, January 31, 2022	–	(1,199,966)	–	(1,199,966)

Combined Value of Convertible Debenture
Balance, October 31, 2020	116,441	–	–	116,441
Balance, October 31, 2021	–	7,449,744	63	7,449,807
Balance, January 31, 2022	–	607	220,992	221,599

[e] Derivative Liability – Warrants and Broker Warrants

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of its outstanding warrants and broker warrants denominated in the Canadian dollars as derivative liabilities measured at fair value through profit and loss. The previous value of outstanding broker warrants was reversed out of additional paid-in capital, and the derivative liability of warrants and broker warrants were valued at $26,956,177 and $76,811, respectively. During the three months ended January 31, 2022, upon exercise of common share purchase warrants, a value of $3,481,052 was reclassified from derivative liability to share capital. As at January 31, 2022, the derivative liability of warrants and broker warrants were valued at $8,246,718 and $41,670, respectively, resulting in a net loss in the quarter of $11,765,241. The Company uses the Black-Scholes Option Pricing Model based on default risks and assumptions as appropriate.

13. SHARE CAPITAL

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

[vi] On August 11, 2021, the Company closed a non-brokered private placement and issued 3,827,601 units at a price of CA$0.55 (US$0.44) per unit for gross proceeds of CA$2,105,180 (USD equivalent $1,683,336). Each unit consists of one common share and one common share purchase warrant entitling the holder thereof to acquire a further common share at a price of CA$0.65 (US$0.52) for a period of eighteen months from the date of closing. The Company incurred aggregate share issue costs of $124,923.

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

[ix] With respect to the exercises of common share purchase warrants and options, the Company reclassified $4,291 and $121,932, respectively, from additional paid-in capital to share capital during the year ended October 31, 2021.

Fiscal 2022

[i] Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by a director and officer was eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. During the year ended October 31, 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CA$0.65 per share with a total fair value of CA$5,956,226 (USD equivalent $4,796,832) as share issue costs.

[ii] On November 4, 2021, the Company issued 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026. On December 13, 2021, the Company issued a further 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026. On January 20, 2022, the Company issued a further 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026. The Company incurred aggregate share issue costs of $1,361.

[iii] On November 26, 2021, the Company closed a non-brokered private placement and issued 1,375,499 units at a price of $0.55 per unit for gross proceeds of $756,524. Each unit consists of one common share and one common share purchase warrant entitling the holder thereof to acquire a further common share at a price of $0.75 for a period of one year from the date of closing. The Company incurred aggregate share issue costs of $26,656.

[iv] During the three months ended January 31, 2022, upon exercise of common share purchase warrants, the Company issued an aggregate 15,159,448 common shares at a price CA$0.19 per share for gross proceeds of CA$2,880,295 (USD equivalent $2,279,136), 200,000 common shares at a price of CA$0.05 per share for gross proceeds of CA$10,000 (USD equivalent $7,830), and 30,000 common shares at a price of CA$0.30 per share for gross proceeds of CA$9,000 (USD equivalent $6,981). The Company issued a total of 15,389,448 common shares for gross proceeds of CA$2,899,295 (USD equivalent $2,293,946). A total of 2,428,363 warrants expired unexercised.

[c] Common share purchase warrants

A summary of the changes in the Company’s common share purchase warrants during the three months ended January 31, 2022 are as follows:

Expiry Date	Exercise Price ($)	Weighted Average Life (Years)	October 31, 2021	Granted	Exercised	Expired/ Cancelled	January 31, 2022
November 22, 2021	CA$0.19	–	4,160,021	–	(4,080,573)	(79,448)	–
January 17, 2022	CA$0.19	–	7,267,914	–	(5,959,396)	(1,308,518)	–
January 31, 2022	CA$0.19	–	5,382,303	–	(4,341,906)	(1,040,397)	–
February 21, 2022	CA$0.05	0.06	1,505,200	–	–	–	1,505,200
March 24, 2022	CA$0.19	0.14	6,341,872	–	(570,046)	–	5,771,826
March 27, 2022	CA$0.05	0.15	982,025	–	–	–	982,025
April 27, 2022	CA$0.19	0.24	791,395	–	(50,000)	–	741,395
May 9, 2022	CA$0.05	0.27	1,813,725	–	–	–	1,813,725
May 30, 2022	CA$0.19	0.33	5,223,420	–	(47,527)	–	5,175,893
June 17, 2022	CA$0.19	0.38	17,703,506	–	(110,000)	–	17,593,506
July 18, 2022	CA$0.30	0.46	4,350,000	–	(30,000)	–	4,320,000
August 14, 2022	CA$0.05	0.53	200,000	–	(200,000)	–	–
February 13, 2023	CA$0.65	1.04	3,827,601	–	–	–	3,827,601
Subtotal			59,548,982	–	(15,389,448)	(2,428,363)	41,731,171
Weighted average exercise price			CA$0.22	–	CA$0.19	CA$0.19	CA$0.23

November 27, 2022	US$0.75	0.82	–	1,375,499	–	–	1,375,499
June 10, 2026	US$0.13	4.36	–	1,500,000	–	–	1,500,000
June 10, 2026	US$0.19	4.36	–	1,500,000	–	–	1,500,000
Subtotal			–	4,375,499	–	–	4,375,499
Weighted average exercise price			–	US$0.35	–	–	US$0.35

Total			59,548,982	4,375,499	(15,389,448)	(2,428,363)	46,106,670

A summary of the changes in the Company’s common share purchase warrants during the three months ended January 31, 2021 are as follows:

Expiry Date		Exercise Price ($)	Weighted Average Life (Years)	October 31, 2020	Granted	Exercised	Expired/ Cancelled	January 31, 2021
August 31, 2021	*	CA$0.21	0.58	3,643,791	-	–	–	3,643,791
November 22, 2021		CA$0.19	0.80	–	5,599,171	–	–	5,599,171
January 17, 2022		CA$0.19	0.96	–	7,337,914	–	–	7,337,914
January 31, 2022		CA$0.19	0.99	–	5,382,303	–	–	5,382,303
February 21, 2022		CA$0.05	1.06	1,505,200	–	–	–	1,505,200
March 27, 2022		CA$0.05	1.15	1,482,025	–	–	–	1,482,025
May 9, 2022		CA$0.05	1.27	2,368,626	–	–	–	2,368,626
August 14, 2022		CA$0.05	1.53	1,110,000	–	–	–	1,110,000
Total				10,109,642	18,319,388	–	–	28,429,030
Weighted average exercise price				CA$0.11	CA$0.19	–	–	CA$0.16

*	The Company received approval of the TSX-V on January 13, 2021 and amended the expiry date of 3,643,791 warrants, extending the expiry date from January 17, 2021 to August 31, 2021, subject to acceleration if the closing price of the Company’s shares exceeds CA$0.30 per common share for at least 10 consecutive trading days.

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

On June 11, 2021, the Company adopted the 2021 Equity Incentive Plan which replaces the 2017 Stock Option for providing stock-based compensation to directors, officers, employees, consultants, and advisors of the Company and no further options will be granted under the 2017 Stock Option Plan. Under the 2021 Equity Incentive Plan, the Company is authorized to issue up 27,312,368 shares of the Company. In addition, any common shares reserved for issuance under the 2017 Stock Option Plan that are forfeited as a result of the expiration or termination of any awards under that plan after the date of adoption of the 2021 Equity Incentive Plan will be added to the 2021 Equity Incentive Plan. As of January 31, 2022, 3,730,000 stock options forfeited under the 2017 Stock Option Plan were added to the 2021 Equity Incentive Plan (October 31, 2021 – 1,730,000). The 2021 Equity Incentive Plan provides for various equity-based and cash-based incentive awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, dividend equivalents and other equity-based or cash-based awards.

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

As at January 31, 2022, the maximum number of common shares available under the 2021 Equity Incentive Plan was 31,042,368, of which 7,642,368 remained available for grant thereunder.

During the three months January 31, 2022, the Company recognized a stock-based compensation totaling $131,575 (2021 – $1,048,990) in relation to the grant of its stock options.

The weighted average grant date fair value of the stock options granted during the three months ended January 31, 2022 was CA$0.50 (2021 – CA$0.09) per option. Option pricing models require the use of highly subjective estimates and assumptions including expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates. The fair value of stock options was estimated on the measurement date using the Black-Scholes Option Pricing Model. The assumptions used to calculate the fair value were as follows:

	2022	2021
Risk free rate of interest	1.34%	0.20% – 1.07%
Expected life of options	5 years	2 to 5 years
Exercise price of options	CA$0.58	CA$0.13 – CA$0.70
Expected annualized volatility	136.08%	130.88% – 140.05%
Expected dividend rate	Nil	Nil

A summary of the changes in the Company’s stock options during the three months ended January 31, 2022 are as follows:

Expiry Date	Exercise Price (CA$)	Weighted Average Life (Years)	Outstanding as at October 31, 2021	Granted	Exercised	Expired/ Cancelled	Outstanding as at January 31, 2022	Vested as at January 31, 2022
March 27, 2022	0.05	0.15	1,500,000	–	–	(250,000)	1,250,000	1,250,000
December 30, 2022	0.13	0.91	6,000,000	–	–	–	6,000,000	6,000,000
August 12, 2023	0.05	1.53	2,290,000	–	–	(750,000)	1,540,000	1,540,000
December 3, 2023	0.05	1.84	6,450,000	–	–	(500,000)	5,950,000	5,950,000
May 22, 2024	0.12	2.31	7,900,000	–	–	(500,000)	7,400,000	7,400,000
November 3, 2024	0.15	2.76	700,000	–	–	–	700,000	700,000
November 24, 2024	0.16	2.82	320,000	–	–	–	320,000	320,000
March 26, 2025	0.11	3.15	100,000	–	–	–	100,000	100,000
April 23, 2025	0.12	3.23	3,350,000	–	–	–	3,350,000	3,350,000
December 30, 2025	0.13	3.92	9,500,000	–	–	–	9,500,000	9,500,000
August 30, 2026	0.70	4.58	21,700,000	–	–	–	21,700,000	21,475,000
October 1, 2026	0.50	4.67	1,450,000	–	–	–	1,450,000	1,450,000
December 3, 2026	0.58	4.84	–	250,000	–	–	250,000	250,000
Total			61,260,000	250,000	–	(2,000,000)	59,510,000	59,285,000
Weighted average exercise price			CA$0.33	CA$0.58	–	CA$0.07	CA$0.34	CA$0.33
Aggregate intrinsic value			$19,994,025				$4,886,548	$4,93,542
Weighted average remaining life			3.46				3.27	3.26

A summary of the changes in the Company’s nonvested stock options during the year ended January 31, 2022 are as follows:

Expiry Date	Fair Value Per Share (CA$)	Weighted Average Life (Years)	Nonvested as at October 31, 2021	Granted	Vested	Expired/ Cancelled	Nonvested as at January 31, 2022
December 30, 2022	0.07	1.16	162,500	–	(162,500)	–	–
August 30, 2026	0.56	4.83	300,000	–	(75,000)	–	225,000
Total			462,500	–	(237,500)	–	225,000
Weighted average grant date fair value – per option			CA$0.39	–	CA$0.22	–	CA$0.56
Weighted average grant date fair value – total			$144,131	–	$41,571	–	$98,764

A summary of the changes in the Company’s stock options during the three months ended January 31, 2021 are as follows:

Expiry Date	Exercise Price (CA$)	Weighted Average Life (Years)	Outstanding as at October 31, 2020	Granted	Exercised	Expired/ Cancelled	Outstanding as at January 31, 2021	Vested as at January 31, 2021
February 11, 2021	0.05	0.03	800,000	–	–	–	800,000	800,000
August 16, 2021	0.05	0.54	600,000	–	–	–	600,000	600,000
March 27, 2022	0.05	1.15	1,750,000	–	–	–	1,750,000	1,750,000
August 26, 2022	0.13	–	500,000	–	–	(500,000)	–	–
December 30, 2022	0.13	1.91	–	6,150,000	–	–	6,150,000	5,500,000
April 19, 2023	0.05	2.21	800,000	–	–	–	800,000	800,000
August 12, 2023	0.05	2.53	3,120,000	–	–	–	3,120,000	3,120,000
December 3, 2023	0.05	2.84	7,000,000	–	–	–	7,000,000	7,000,000
May 22, 2024	0.12	3.31	7,950,000	–	–	–	7,950,000	7,950,000
November 3, 2024	0.15	3.76	700,000	–	–	–	700,000	700,000
November 24, 2024	0.16	3.82	900,000	–	–	–	900,000	900,000
March 26, 2025	0.11	4.15	300,000	–	–	–	300,000	300,000
April 23, 2025	0.12	4.23	4,000,000	–	–	(300,000)	3,700,000	3,512,500
December 30, 2025	0.13	4.92	–	9,500,000	–	–	9,500,000	9,500,000
Total			28,420,000	15,650,000	–	(800,000)	43,270,000	42,432,500
Weighted average exercise price			CA$0.09	CA$0.13	–	CA$0.13	CA$0.10	CA$0.10
Aggregate intrinsic value			$801,922				$743,918	$801,892
Weighted average remaining life			3.18				3.23	3.24

The intrinsic value of options exercised during the three months ended January 31, 2022 was $nil (2021 – $nil) as no options were exercised during the period.

[e] Share-based payments and other reserves

The share-based payments and other reserves are used to recognize the fair value of stock options granted to directors, officers, employees and consultants as part of their remuneration, as well as those of broker warrants issued in relation to the Company’s financings. When stock options and broker warrants are subsequently exercised, the fair value of such stock options and broker warrants in additional paid-in capital is credited to share capital.

Common share purchase warrants attached to units as part of a unit placement were assigned a $nil value. The residual method is used to calculate the fair value of the warrant component of units issued, whereby the residual of the private placement proceeds less the fair value of the share component is assigned as the fair value of the warrants.

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of its outstanding warrants and broker warrants denominated in the Canadian dollars as derivative liabilities. The previous value of outstanding broker warrants was reversed out of additional paid-in capital. On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the June 2021 Convertible Debenture from a hybrid financial instrument to a convertible debt instrument with a beneficial conversion feature. The value of the embedded derivative liability was reclassified to additional paid-in capital.

[f] Obligations to issue shares

As at January 31, 2022, the Company received advance share subscriptions in the amount of $46,741 (October 31, 2021 – $209,827) in respect of warrants exercised subsequent to the period.

[g] Dilutive common shares

As at January 31, 2022, potentially dilutive common shares relating to common share purchase warrants and options outstanding totaling 105,616,670 (October 31, 2021 – 120,808,982) were not included in the computation of loss per share as the effect would be anti-dilutive.

14. CAPITAL MANAGEMENT

The Company classifies the components of shareholders’ equity as capital, which at January 31, 2022, was a deficiency of $7,422,277 (October 31, 2021 – $6,770,038). When managing capital, the Company’s objective is to ensure the entity continues as a going concern and advance stakeholders’ interests. Management adjusts the capital structure as necessary in order to support its business and technology development. The Company’s board of directors does not establish qualitative return on capital criteria for management, but rather relies on the expertise of the Company’s management to sustain future development of the business. The Company focuses on plant operations and magnesium production and continues to move towards the buildout of its pilot plant facility and the development of a full-scale commercial magnesium production facility. The Company is considered to be in the development stage and is dependent upon external financing to fund its activities. In order to carry out its business development activities and pay for administrative costs, the Company will spend its existing working capital and raise additional amounts as needed. Management reviews its capital management approach on an ongoing basis and believes that this approach, given the relative size of the Company, is appropriate. There were no changes in the Company’s approach to capital management during the period. The Company is not subject to any externally imposed capital requirements.

15. FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

The Company’s classification of its financial instruments is as follows:

Financial Instruments	Measurement Method	Associated Risk	Fair Value at January 31, 2022 ($)
Cash	FVTPL	Credit and currency	772,522
Amounts receivable	Amortized cost	Credit and currency	235,821
Deposits held by related parties	Amortized cost	Credit and currency	565,741
Accounts payable and accrued liabilities	Amortized cost	Currency	2,552,509
Due to related parties	Amortized cost	Currency	1,092,786
Convertible debenture	Amortized cost and FVTPL	Currency	221,599
Derivative liability – warrants	FVTPL	Currency	8,288,387

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

Cash and cash equivalents are valued using a market approach based upon unadjusted quoted prices for identical assets in an active market obtained from securities exchanges. As at January 31, 2022, the fair value of cash and cash equivalents held by the Company was based on Level 1 of the fair value hierarchy. There were no transfers between Levels 1 and 2 during the period.

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

The Company uses the Black-Scholes Option Pricing Model to value derivative liabilities. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement. The inputs used in determining the fair value of the embedded derivative are disclosed in note 12[d].

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

[i] Interest rate risk

Interest rate risk is the risk that future cash flows of a financial instrument will fluctuate because of changes in the market interest rates. The Company is exposed to interest rate risk on its cash on deposits with banks and, from time to time, on its holdings of short-term investments. As of January 31, 2022, the Company had $772,522 (October 31, 2021 − $462,360) of cash on deposits with banks. The Company had no short-term investment as at January 31, 2022 and October 31, 2021. Given the level of cash and cash equivalents held by the Company, fluctuations in the market interest rates had no significant impact on its interest income for the three months ended January 31, 2022.

[ii] Foreign currency risk

The Company is exposed to foreign currency risk on fluctuations related to cash, amounts receivable, accounts payable, due to related parties and convertible debenture that are denominated in Canadian dollars. The Company has not entered into foreign exchange derivative contracts. A significant change in the currency exchange rates between the US dollar relative to the Canadian dollar could have a material effect on the Company’s financial position, results of operations, or cash flows.

Based on the Company net exposures as at January 31, 2022, assuming that all other variables remain constant, a 5% appreciation or deterioration of the Canadian dollar against the US dollar would result in an increase or decrease of $88,138 in the Company’s net income (loss) and comprehensive income (loss).

January 31, 2022
CA$
Cash	498,538
Amounts receivable	299,940
Accounts payable and accrued liabilities	(2,210,900)
Due to related parties	(729,621)
Convertible debenture	(100,000)
Total	(2,242,043)

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

[v] Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. The Company’s exposure to liquidity risk is dependent on its purchasing commitments and obligations and its ability to raise funds to meet commitments and sustain operations. The Company manages liquidity risk by continuously monitoring its actual and forecasted working capital requirements to ensure there is capital to meet short-term and long-term obligations. As of January 31, 2022 and October 31, 2021, the Company had working capital deficiency of $10,900,774 and $9,657,316, respectively. As disclosed in note 1 of these Interim Financial Statements, the ability of the Company to continue as a going concern is dependent on many factors. The Company’s cash is primarily deposited in bank accounts and held as deposits by certain related parties. The Company anticipates that its cash on hand and deposits, together with expected funds raised from private placements and on exercises of common share purchase warrants and stock options, as well as debt financing, will provide sufficient financial resources to carry out its operations through the next twelve months. However, additional funding will be required. There can be no assurance that the Company will be able to raise the funds necessary to continue future operations. Liquidity risk has been assessed as high.

16. SEGMENTED INFORMATION

The Company focuses on plant operations and magnesium production and continues to move towards the buildout of its pilot plant facility and the development of a full-scale commercial magnesium production facility. The Company also owns mining claims for the exploration and development of mineral property interests. Geographic information for the Company’s assets is as follows:

	January 31, 2022	October 31, 2021
	$	$

Canada – property, plant and equipment	3,128,142	2,546,383
United States – property, plant and equipment	31,101	28,321
United States – mineral property costs	93,453	93,453
	3,252,696	2,668,157

Canada – other assets	838,067	1,554,827
United States – other assets	1,409,734	290,528
	2,247,801	1,845,355

Total Assets	5,500,498	4,513,512

17. SUBSEQUENT EVENTS

On March 10, 2022, the Company issued 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026.

Subsequent to January 31, 2022, upon exercise of common share purchase warrants, the Company issued an aggregate 1,793,657 common shares at a price CA$0.19 per share for gross proceeds of CA$340,795, and 1,082,025 common shares at a price of CA$0.05 per share for gross proceeds of CA$54,101. A total of 1,305,200 warrants expired unexercised.

Subsequent to January 31, 2022, the Company announced the appointment of a new Chief Financial Officer of the Company and the grant of 500,000 incentive stock options pursuant to its 2021 Equity Incentive Plan exercisable at a price of CA$0.40 per share for a period of five years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended October 31, 2021, filed with the Securities and Exchange Commission, or SEC, on February 15, 2021 (the “2021 Form 10-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in “Part I, Item 1A—Risk Factors” in our 2021 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained herein and in our 2021 Form 10-K. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in United States dollars (“$” or “US$”), unless otherwise indicated.

The information about us provided in this MD&A, including information incorporated by reference, may contain “forward-looking statements” and certain “forward-looking information” as defined under applicable United States securities laws and Canadian securities laws. All statements, other than statements of historical fact, made by us that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, statements preceded by, followed by or that include words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words and includes, among others, information regarding: our ability to become profitable and generate cash in our operating activities; our need for substantial additional financing to operate our business and difficulties we may face acquiring additional financing on terms acceptable to us or at all; our significant indebtedness and significant restrictions on our operations; our ability to construct and operate our planned magnesium research and development pilot plant and obtain necessary permits and authorizations to construct and operate the facility; the impact of global climate change on our ability to conduct future operations; our lack of a diversified portfolio of assets; our dependence on key inputs, suppliers and skilled labor for the production of magnesium; our ability to attract and retain key personnel; growth-related risks, including capacity constraints and pressure on our internal systems and controls; the adverse consequences of litigation we are currently involved in and litigation we may face from time to time; risk related to the protection of our intellectual and our exposure to infringement or misappropriation claims by third parties; risks related to competition; risks related to our lack of internal controls over financial reporting and their effectiveness; increased costs we are subject to as a result of being a public company in Canada and the United States; and other events or conditions that may occur in the future.

Forward-looking statements may relate to future financial conditions, results of operations, plans, objectives, performance or business developments. These statements speak only as at the date they are made and are based on information currently available and on the then current expectations of the party making the statement and assumptions concerning future events, which are subject to a number of known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements, including, but not limited to, risks and uncertainties described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in “Part I, Item 1A—Risk Factors” in our 2021 Form 10-K.”

Although we believe that the expectations and assumptions on which such forward-looking statements are based are reasonable, undue reliance should not be placed on the forward-looking statements, because no assurance can be given that they will prove to be correct. Since forward-looking statements address future events and conditions, by their very nature, they involve inherent risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors and risks. These include, but are not limited to the risks described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in “Part I, Item 1A—Risk Factors” in our 2021 Form 10-K.”

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

We are on a fiscal year, as such the three month period ending January 31, 2022, is our first quarter and the three month period ending January 31 is referred to as the “three months” or “first quarter”. The fiscal year ended October 31, 2021 is referred to as “Fiscal 2021” and the coming fiscal year ending October 31, 2022 is referred to as “Fiscal 2022”.

Overview of the Business

We have developed proprietary magnesium production technology with the aim of becoming a premier low-cost producer of green primary magnesium metal. We are in the final stages of construction and commencing test production of magnesium at a research and development pilot plant in metropolitan Vancouver, British Columbia, Canada. We have commenced testing at this facility in the last calendar quarter of 2021 with full pilot facility operations expected to commence in the second calendar quarter of 2022 after all safety testing is complete. Our proprietary technology utilizes a continuous silicothermic process that is expected to produce high grade magnesium with low labor and energy costs while generating minimal waste and toxic by-products.

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

Selected Financial Information

The following is selected financial data derived from our consolidated financial statements for the three months ended January 31, 2022 and 2021.

The selected consolidated financial information set out below may not be indicative of our future performance:

	Three Months Ended
	January 31,
	2022	2021
	$	$
Total Expenses	(3,045,185)	(2,108,476)
Other Income (Expense)	(11,901,344)	(14,534)
Net Loss	(14,946,529)	(2,123,010)
Loss Per Share	(0.04)	(0.01)
Total Assets	5,500,498	900,088
Current Liabilities	12,602,730	2,638,085
Long-Term Liabilities	320,045	246,754

Three Months Ended January 31, 2022 Compared to Three Months Ended January 31, 2021

Total Expenses

Total expenses were $3,045,185 for the three months ended January 31, 2022 (“First Quarter 2022”), as compared to $2,108,476 for the three months ended January 31, 2021 (“First Quarter 2021”). The increase of $936,709 in operating expenditures was due primarily to increases in legal and professional fees, interest and accretion and salaries and benefits, partly offset by a decrease in stock-based compensation. The variance was primarily comprised of:

Legal and professional fees (First Quarter 2022 – $606,848; First Quarter 2021 – $23,744; Variance – $583,104)

The Company incurred legal and professional fees of $606,848 during the first quarter of Fiscal 2022, as compared to $23,744 during the first quarter of Fiscal 2021. The increase of $583,104 in legal and professional fees was attributable to litigations discussed elsewhere in this Quarterly Report on Form 10-Q, the Company’s registration of its Common Stock with the US Securities and Exchange Commission and other securities related matters, the setup of the new headquarter and management team in McLean, Virginia close to the Washington DC metropolitan area, as well as for other general and corporate objectives during the first quarter of Fiscal 2022.

Interest and accretion (First Quarter 2022 – $322,280; First Quarter 2021 – $18,574; Variance – $303,706)

The Company incurred interest and accretion of $322,280 during the first quarter of Fiscal 2022, as compared to $18,574 during the first quarter of Fiscal 2021. On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the June 2021 Convertible Debenture from a hybrid financial instrument to a convertible debt instrument with a beneficial conversion feature. The Company allocated the intrinsic value of the beneficial conversion feature of the June 2021 Convertible Debenture capped at the face value of $1,500,000 to additional paid-in capital, and recognized a debt discount of the same amount to be amortized as interest costs over the period from issuance date to maturity date using the effective interest method. The increase of $303,706 in interest and accretion during the first quarter of Fiscal 2022 was attributable to the interest costs of $300,034 from amortizing the debt discount on partial conversion of the June 2021 Convertible Debenture during the period.

Salaries and benefits (First Quarter 2022 – $995,542; First Quarter 2021 – $735,648; Variance – $259,894)

The Company incurred salaries and benefits of $995,542 during the first quarter of Fiscal 2022, as compared to $735,648 during the first quarter of Fiscal 2021, representing an increase of $259,894. This was due mainly to increased personnel headcount as the Company set up its new headquarter and management team in McLean, Virginia close to the Washington DC metropolitan area and its continued effort in the buildout of its research and development pilot plant. As at January 31, 2022, the Company had 30 employees including 12 executives. While at January 31, 2021, the Company had 23 employees including 7 executives. Certain senior management members’ salaries were also adjusted to be in line with industry standards.

Engineering expenses [First Quarter 2022 – $118,373; First Quarter 2021 – ($63,612); Variance – $181,985]

Engineering expenses were $118,373 for the first quarter of Fiscal 2022 as the Company has completed the initial design and modeling of the magnesium pilot plant and advanced into the final stage of the buildout of the pilot plant facility. While for the first quarter of Fiscal 2021, the Company recorded a net recovery of $63,612 in engineering expenses due to a reclassification of certain expenses as capital assets. This resulted in a variance of $181,985 between the two periods.

Consultant and management fees (First Quarter 2022 – $197,927; First Quarter 2021 – $67,101; Variance – $130,826)

Consulting and management fees were $197,927 in the first quarter of Fiscal 2022, as compared to $67,101 in the first quarter of Fiscal 2021. The increase of $130,826 was a result of the Company advancing as a reporting issuer in the US and preparing for listing on other exchanges, ramping up its operations towards the buildout of its research and development pilot plant facility, and commencing business development activities in its new headquarter in McLean, Virginia close to the Washington DC metropolitan area.

Stock-based compensation [First Quarter 2022 – $131,575; First Quarter 2021 – $1,048,990; Variance – ($917,415)]

During first quarter of Fiscal 2022, the Company recorded stock-based compensation of $131,575 upon the grant of 250,000 stock options to an employee. While during the first quarter of Fiscal 2021, the Company recorded stock-based compensation of $1,048,990 for the 15,650,000 stock options granted to directors, officers, employees and consultants. This resulted in a non-cash variance of $917,415. The adoption of our 2021 Equity Incentive Plan which was approved by our shareholders during Fiscal 2021 is intended to promote our long-term financial interests and growth by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of our business. Moreover, our 2021 Equity Incentive Plan aims to align the interests of eligible participants with those of our shareholders through opportunities for increased equity-based ownership in our company.

Other Items

Total other loss was $11,901,344 for the first quarter of Fiscal 2022, as compared to $14,534 for the first quarter of Fiscal 2021. The variance of $11,886,810 in other items was non-cash and was due to the reclassification of warrants and broker warrants as derivative liability and the accounting treatment of its convertible debentures resulted from the Company’s functional currency change. The variance was comprised of:

Change in fair value of derivative liability [First Quarter 2022 – ($11,559,791); First Quarter 2021 – ($14,534); Variance – ($11,545,257)]

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of its outstanding warrants and broker warrants denominated in the Canadian dollars as derivative liabilities measured at fair value through profit and loss at the end of each reporting period. For the first quarter of Fiscal 2022, the Company recognized a non-cash loss of $11,765,241 on reclassification and re-measurement of its derivative liability of warrants and broker warrants.

The Company’s functional currency change also resulted in the reclassification of the July 2021 Convertible Debenture from a convertible debt instrument with a beneficial conversion feature to a hybrid financial instrument comprised of a debt host liability and an embedded derivative liability. The debt host liability of the convertible note will be amortized at cost, with the embedded derivative liability measured at fair value through profit and loss at the end of each reporting period. For the first quarter of Fiscal 2022, the Company recognized a non-cash gain of $205,450 on re-measurement of its July 2021 Convertible Debenture. While for the first quarter of Fiscal 2021, the Company recognized a non-cash loss $14,534 on re-measurement of its July 2020 Convertible Debenture. This resulted in a variance of $219,984 between the two periods.

Loss on recognition of debt host liability [First Quarter 2022 – ($341,553); First Quarter 2021 – $Nil; Variance – ($341,553)]

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the July 2021 Convertible Debenture from a convertible debt instrument with a beneficial conversion feature to a hybrid financial instrument. The embedded derivative liability was valued at CA$529,400 (USD equivalent $421,095) which exceeded the face value of the note itself of CA$100,000 (USD equivalent $79,542), the debt host liability was then assigned a face value of $1, with an immediate loss of CA$429,400 (USD equivalent $341,553) on recognition of the debt host liability.

Net Loss

As a result of the foregoing, net loss for the three months ended January 31, 2022 and 2021 was $14,946,529 and $2,123,010, respectively.

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

Liquidity and Capital Resources

As of January 31, 2022 and October 31, 2021, we had total current liabilities of $12,602,730 and $10,891,270, respectively, and current assets of $1,701,956 and $1,233,954, respectively, to meet our current obligations. As of January 31, 2022, we had working capital deficiency of $10,900,774, a decrease of working capital of $1,243,458 as compared to October 31, 2021, driven primarily by non-cash items including the reclassification of warrants and broker warrants as derivative liabilities resulted from the Company’s functional currency change, partly offset by a decrease in derivative liabilities due to reclassifications of convertible debentures also resulted from the Company’s functional currency change.

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of its outstanding warrants and broker warrants denominated in the Canadian dollars as derivative liabilities measured at fair value through profit and loss at the end of each reporting period. As at January 31, 2022, the derivative liability of warrants and broker warrants were valued at $8,246,718 and $41,670, respectively.

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the June 2021 Convertible Debenture from a hybrid financial instrument accounted for in accordance with ASU 815-15 to a convertible debt instrument with a beneficial conversion feature accounted for in accordance with ASU 470-20. The value of the embedded derivative liability of $7,449,700 was reclassified to additional paid-in capital. The Company’s functional currency change also resulted in the reclassification of the July 2021 Convertible Debenture from a convertible debt instrument with a beneficial conversion feature accounted for in accordance with ASU 470-20 to a hybrid financial instrument accounted for in accordance with ASU 815-15. As at January 31, 2022, the amortized cost of the July 2021 Convertible Debenture’s debt host liability was CAD$11,780 (USD equivalent $9,262) and the fair value of the embedded derivative liability was CAD$269,300 (USD equivalent $211,730), with a combined value of CAD$281,080 (USD equivalent $220,992).

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity and debt financing. As of January 31, 2022, cash generated from financing activities was not sufficient to fund operations and, in particular, to fund our growth strategy in the short-term or long-term. As a result, we raised additional funds from equity and debt financing transactions in the first quarter of Fiscal 2022 and Fiscal 2021 as discussed below under “Recent Financing Transactions.” The primary need for liquidity is to fund working capital requirements of the business, including operational expenses, develop and construct our planned research and development pilot magnesium production facility and the capital expenditures associated with that project. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations, to make planned capital expenditures, to execute on the development and operation of our planned research and development pilot facility, to develop a full-scale commercial magnesium production facility and to make scheduled debt and rent payments and to repay or refinance indebtedness depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

As of January 31, 2022, there have not been any meaningful impact or disruptions to our operations as a result of the COVID-19 pandemic. We continue to assess the impact of COVID-19 on an ongoing basis.

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

On August 11, 2021, we closed a non-brokered private placement and issued 3,827,601 units at a price of CAD$0.55 ($0.44) per unit (the “Unit”) for gross proceeds of CAD$2,105,180 (USD equivalent $1,683,336, the “August 2021 Private Placement”). Each Unit in this offering consists of one share of our common stock and one common share purchase warrant exercisable at a price of CAD$0.65 ($0.52) per share for a period of eighteen months from the date of issuance. We incurred aggregate share issue costs of $124,923 in connection with this offering.

During the fiscal year ended October 31, 2021, upon the exercise of common share purchase warrants we issued an aggregate 1,964,901 common shares at a price of CAD$0.05 per share for gross proceeds of CAD$98,245 (USD equivalent $77,896), an aggregate 1,931,450 common shares at a price of CAD$0.19 per share for gross proceeds of CAD$366,976 (USD equivalent $292,890), and an aggregate 3,118,618 common shares at a price of CAD$0.21 per share for gross proceeds of CAD$654,910 (USD equivalent $516,735). Upon exercise, CAD$5,333 (USD equivalent $4,291) previously recorded in additional paid-in capital was reclassified to share capital.

During the fiscal year ended October 31, 2021, upon the exercise of options we issued an aggregate 2,000,000 common shares at a price of CAD$0.05 per share for gross proceeds of CAD$100,000 (USD equivalent $80,058), an aggregate 200,000 common shares at a price of CAD$0.11 per share for gross proceeds of CAD$22,000 (USD equivalent $17,456), an aggregate 300,000 common shares at a price of CAD$0.12 per share for gross proceeds of CAD$36,000 (USD equivalent $29,096), an aggregate 100,000 common shares at a price of CAD$0.13 per share for gross proceeds of CAD$13,000 (USD equivalent $10,315), and an aggregate 30,000 common shares at a price of CAD$0.16 per share for gross proceeds of CAD$4,800 (USD equivalent $3,809). Upon exercise, CAD$152,218 (USD equivalent $121,932) previously recorded in additional paid-in capital was reclassified to share capital.

Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by Sam Ataya, a director and officer of our Company, is eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. During the fiscal year ended October 31, 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CAD$0.65 per share for a fair value of CAD$5,956,226 (USD equivalent $4,809,614) as share issue costs.

On November 4, 2021, we issued 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026. On December 13, 2021, we issued a further 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026. On January 20, 2022, we issued a further 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026. We incurred aggregate share issue costs of $1,361.

On November 26, 2021, we closed a non-brokered private placement and issued 1,375,499 units at a price of $0.55 per unit (the “Unit”) for gross proceeds of $756,524 (the “November 2021 Private Placement”). Each Unit in this offering consists of one share of our common stock and one common share purchase warrant exercisable at a price of $0.75 per share for a period of one year from the date of issuance. We incurred aggregate share issue costs of $26,656 in connection with this offering.

During the three months ended January 31, 2022, upon the exercise of common share purchase warrants we issued an aggregate 15,159,448 common shares at a price of CAD$0.19 per share for gross proceeds of CAD$2,880,295 (USD equivalent $2,279,136), 200,000 common shares at a price of CAD$0.05 per share for gross proceeds of CAD$10,000 (USD equivalent $7,830), and 30,000 common shares at a price of CAD$0.30 per share for gross proceeds of CAD$9,000 (USD equivalent $6,981). We issued a total of 15,389,448 common shares for gross proceeds of CAD$2,899,295 (USD equivalent $2,293,946). A total of 2,428,363 warrants expired unexercised.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended January 31, 2022 and 2021, were as follows:

	Three Months Ended
	January 31,
	2022	2021
	$	$
Net Cash Used in Operating Activities	(1,798,902)	(990,364)

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended January 31, 2022 and 2021, were as follows:

	Three Months Ended
	January 31,
	2022	2021
	$	$
Net Cash Used in Investing Activities	(687,385)	(167,559)

Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended January 31, 2022 and 2021, were as follows:

	Three Months Ended
	January 31,
	2022	2021
	$	$
Net Cash Provided by Financing Activities	2,804,287	1,180,422

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

As of January 31, 2022, we have the following obligations to make future payments, representing contracts and other commitments that are known and committed.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	$	$	$	$	$
Lease obligations – premises	732,391	319,987	372,861	39,543	–
Lease obligations – machines	31,699	18,742	10,765	2,192	–
Debt and interest obligations	1,521,350	1,521,350	–	–	–
Total	2,293,310	1,867,949	383,626	41,735	–

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

Transactions with Related Parties

Deposits held by related parties

Included in our current assets are the following amounts due from related parties:

	As of January 31, 2022	As of October 31, 2021
	$	$
Deposits held by a director and officer	524,881	291,481
Deposits held by an officer	40,860	194,981
Deposits held by related parties	565,741	486,462

Due to related parties

Included in our current liabilities are the following amounts due to related parties:

	As of January 31, 2022	As of October 31, 2021
	$	$
Wages payable to directors and officers	357,500	357,500
Benefits payable to directors and officers	581,854	539,209
Fees and expenses payable to directors and officers	151,261	127,878
Interests due to a shareholder	2,171	2,230
Total due to related parties	1,092,786	1,026,817

Leases

We have entered into a sublease agreement with a company controlled by Sam Ataya, a director and officer of our Company, for our Canadian office at 580 Hornby Street, Suite 900, Vancouver, British Columbia, Canada V6C 3B6. The lease had a two-year term from April 1, 2021 to March 31, 2023 and required a monthly payment of CAD$9,794 for a total of CAD$235,056.

Scope of Work Agreement

Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by Sam Ataya, a director and officer of our Company, is eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. During the three months ended January 31, 2022, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CAD$0.65 per share for a fair value of CAD$5,956,226 (USD equivalent $4,809,614) as share issue costs.

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

(i)	In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires the measurement of current expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), which provides transition relief to entities adopting ASU 2016-13. As smaller reporting companies as defined by the SEC, these updates are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of adoption of these updates on its financial statements.

(ii)	In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), which simplifies the accounting for goodwill impairment. ASU 2017-04 requires entities to record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (Step 1 under the current impairment test). The standard eliminates Step 2 from the current goodwill impairment test, which included determining the implied fair value of goodwill and comparing it with the carrying amount of that goodwill. As smaller reporting companies as defined by the SEC, ASU 2017-04 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of adopting this ASU on its financial statements.

(iii)	In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. Effective November 1, 2020, the Company adopted the new standard. There was no material impact or adjustment to its financial statements.

(iv)	In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Effective November 1, 2021, the Company adopted the new standard. There was no material impact or adjustment to its financial statements.

(v)	In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) (“ASU 2020-01”), which is intended to clarify the interactions of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Effective November 1, 2021, the Company adopted the new standard. There was no material impact or adjustment to its financial statements.

(vi)	In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments and supersedes the respective guidance within ASC 470-20 and ASC 740-10-55-51, which will result in more instruments to be accounted for as a single instrument rather than having their proceeds allocated between liability and equity accounting units. As smaller reporting companies as defined by the United States Securities and Exchange Commission (the “SEC”), ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect of adopting these updates on its financial statements.

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

Functional Currency

The functional currency of each entity of the Company is as follows:

Entity	Functional Currency
Western Magnesium Corporation	United States dollars
Western Magnesium Corp.	United States dollars
Western Magnesium Canada Corporation	Canadian dollars (“CA$”)

During the three months ended January 31, 2022, significant changes in economic facts and circumstances have occurred in Western Magnesium Corporation’s operations which resulted in the change of its functional currency to the United States dollars from the Canadian dollars effective November 1, 2021. For both monetary and non-monetary assets and liabilities, translated balances at the end of the prior period become the new accounting basis. The rate on the date of change becomes the historical rate at which non-monetary assets and liabilities are translated in subsequent years. There is no effect on the cumulative translation adjustment on the consolidated basis. Previously recorded cumulative translation adjustments are not reversed. Effects of change in functional currency included the reclassifications of convertible debentures and warrants and broker warrants.

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

FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

Our financial instruments consist of cash and cash equivalents, amounts receivable, deposits held by related parties, accounts payable, due to related parties, convertible debenture and derivative liability.

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

As at January 31, 2022 and October 31, 2021, the fair value of cash and cash equivalents held by us was based on Level 1 inputs of the fair value hierarchy. There were no transfers between the levels during the reporting periods.

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

There have been no changes in risks that have arisen or how the Company manages those risks during the three months ended January 31, 2022.

[i] Interest rate risk

Interest rate risk is the risk that future cash flows of a financial instrument will fluctuate because of changes in the market interest rates. The Company is exposed to interest rate risk on its cash on deposits with banks and, from time to time, on its holdings of short-term investments. As of January 31, 2022 and October 31, 2021, the Company had cash on deposits with banks of $772,522 and $462,360, respectively. The Company had no short-term investment as at January 31, 2022 or October 31 2021. Given the level of cash and cash equivalents held by the Company, fluctuations in the market interest rates had no significant impact on its interest income during the three months ended January 31, 2022 and 2021.

[ii] Foreign currency risk

The Company is exposed to foreign currency risk on fluctuations related to cash, amounts receivable, accounts payable, due to related parties and convertible debenture that are denominated in Canadian dollars. The Company has not entered into foreign exchange derivative contracts. A significant change in the currency exchange rates between the US dollar relative to the Canadian dollar could have a material effect on the Company’s balance sheet, results of operations, or cash flows.

Based on the Company net exposures as at January 31, 2022, assuming that all other variables remain constant, a 5% appreciation or deterioration of the Canadian dollar against the US dollar would result in an increase or decrease of $88,138 in the Company’s net income (loss) and comprehensive income (loss).

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

[v] Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they come due. The Company’s exposure to liquidity risk is dependent on its purchasing commitments and obligations and its ability to raise funds to meet commitments and sustain operations. The Company manages liquidity risk by continuously monitoring its actual and forecasted working capital requirements to ensure there is capital to meet short-term and long-term obligations. As of January 31, 2022 and October 31, 2021, we had working capital deficiency of $10,900,774 and $9,657,316, respectively. As disclosed in note 1 of the Company’s financial statements, the ability of the Company to continue as a going concern is dependent on many factors. The Company’s cash is primarily deposited in bank accounts and held as deposits by certain related parties. The Company anticipates that its cash on hand and deposits, together with expected funds raised from private placements and on exercises of common share purchase warrants and stock options, as well as debt financing, will provide sufficient financial resources to carry out its operations through the next twelve months. However, additional funding will be required. There can be no assurance that the Company will be able to raise the funds necessary to continue future operations. Liquidity risk has been assessed as high.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Controller, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Controller carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Controller concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of January 31, 2022.

The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company expects to implement changes to its internal control over financial reporting to enhance the evaluation of accounting transactions and its financial reporting process over the next year. The Company is in the process of hiring additional resources, to help identify processes that will strengthen our internal controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Except as set forth below, there are no actual or to our knowledge contemplated legal proceedings material to us or to which any of our or any of our subsidiaries’ property is the subject matter.

As of the date of this Quarterly Report on Form 10-Q, to our knowledge, there are no legal proceedings or regulatory actions material to us to which we are a party, or have been a party to, or of which any of our property is or was the subject matter of, and no such proceedings or actions are known by us to be contemplated except as provided below:

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the 2021 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following information represents securities sold by us during the quarter ended January 31, 2022 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder.

Common Stock

Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by Sam Ataya, a director and officer of our Company, is eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. During the fiscal year ended October 31, 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CAD$0.65 per share for a fair value of CAD$5,956,226 (USD equivalent $4,809,614) as share issue costs.

On November 4, 2021, in connection with a partial conversion of the June 2021 Convertible Debenture, the Company issued 1,000,000 units to a private investor for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026.

On November 26, 2021, in connection with a non-brokered private placement, 1,375,499 units were issued to private investors at a price of $0.55 per share for gross proceeds of $756,524. Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of $0.75 per share for a period of one year.

On December 13, 2021, in connection with a partial conversion of the June 2021 Convertible Debenture, the Company issued 1,000,000 units to a private investor for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026.

On January 20, 2022, in connection with a partial conversion of the June 2021 Convertible Debenture, the Company issued 1,000,000 units to a private investor for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026.

During the three months ended January 31, 2022, upon the exercise of common share purchase warrants the Company issued to private investors an aggregate 15,159,448 common shares at a price of CAD$0.19 per share for gross proceeds of CAD$2,880,295 (USD equivalent $2,279,136), 200,000 common shares at a price of CAD$0.05 per share for gross proceeds of CAD$10,000 (USD equivalent $7,830), and 30,000 common shares at a price of CAD$0.30 per share for gross proceeds of CAD$9,000 (USD equivalent $6,981). A total of 2,428,363 warrants expired unexercised.

Other Issuances

On December 3, 2021, 250,000 options to purchase common shares were granted to an employee as additional compensation pursuant to our 2021 Equity Incentive Plan at an exercise price of CAD$0.58 per share. These options vest immediately on the grant date and expire 5 years after the grant date.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

10.22	Executive Employment Agreement between Western Magnesium Corporation and Robert Ramsey Hamady effective as of March 7, 2022. (incorporated by reference to Exhibit 10.1 to the Company’s From 8-K filed with the SEC on March 8, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN MAGNESIUM CORPORATION

Date: March 17, 2022	By:	/s/ Sam Ataya
Sam Ataya
Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2022	By:	/s/ Andrea Chan
Andrea Chan
Chief Controller (Principal Financial and Accounting Officer)

