Form 10-Q
period 2022-04-30
Western Magnesium Corp.
filed 2022-06-14
CIK 1801762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

As of June 8, 2022, the registrant had 443,477,132 shares of Common Stock outstanding.

WESTERN MAGNESIUM CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended April 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTERN MAGNESIUM CORPORATION

Condensed Consolidated Balance Sheets

		April 30, 2022	October 31, 2021
	Note	$	$
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash		774,409	462,360
Other receivables		50,765	151,485
Subscription receivable		185,000	–
Prepayments		119,970	133,647
Deposits held by related parties	8[a]	388,757	486,462
		1,518,901	1,233,954
Non-current assets
Property, plant and equipment, net	4	3,977,619	2,574,704
Right-of-use assets, net	5	469,821	598,575
Mineral property costs	7	93,453	93,453
Reclamation and other deposits		12,736	12,826
Deferred costs		2,973	–
TOTAL ASSETS		6,075,503	4,513,512

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities		2,715,924	1,989,316
Due to related parties	8[b]	1,253,280	1,026,817
Lease obligations – current	6	244,592	192,045
Provision for flow through share issuances	11	225,833	233,285
Convertible debenture, net	12	1,783,584	7,449,807
Warrant liability	12[e]	2,468,261	–
		8,691,474	10,891,270
Non-current liabilities
Lease obligations – non-current	6	254,147	392,280
Total liabilities		8,945,621	11,283,550

Commitments and contingencies [note 9]

Shareholders’ deficit
Capital stock
Authorized: 1 billion common stock at par value of $0.001 Issued and paid: 434,866,801 (2021 – 392,943,398)	13	39,096,950	29,842,167
Additional paid-in-capital	13	23,204,066	15,186,480
Obligations to issue shares	13	388,701	209,827
Accumulated other comprehensive income		335,072	121,109
Accumulated deficit		(65,894,907)	(52,129,621)
Total shareholders’ deficit		(2,870,118)	(6,770,038)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT		6,075,503	4,513,512

Nature of operations and going concern [note 1]

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MAGNESIUM CORPORATION

Condensed Consolidated Statements of Loss and Comprehensive Loss

		Three Months Ended April 30,		Six Months Ended April 30,
		2022	2021	2022	2021
	Note	$	$	$	$

Operating expenses (recoveries)
Bank charges		5,388	3,591	8,652	6,154
Business development		31,777	–	77,329	–
Computer system and software		27,703	11,697	39,354	71,785
Consulting and management fees	8[d]	215,709	271,853	413,636	338,954
Depreciation	4, 5	132,987	45,666	242,327	96,993
Due diligence expenses		–	1,964	–	1,964
Engineering expenses (recoveries)		(1,565)	119,066	116,808	55,454
Foreign exchange loss (gain)	12	58,661	(152,518)	226,135	(86,227)
Interest and accretion		326,868	17,760	649,148	36,334
Investor relations		109,456	19,060	215,834	70,936
Legal and professional fees		970,206	263,841	1,577,054	287,586
Office and general		21,278	22,158	77,358	59,611
Facilities and rent		112,452	70,190	176,121	85,275
Salaries and benefits	8[c]	1,201,297	631,284	2,196,839	1,366,932
Stock-based compensation	13[d]	302,254	(1,060,085)	433,829	–
Shareholder communications		7,500	86,234	40,701	86,234
Subsidies and recoveries		(48,117)	(41,247)	(79,219)	(41,247)
Transfer agent and regulatory fees		65,720	14,747	88,737	23,630
Travel expenses		137,827	109,839	221,943	110,676
Total operating expenses		3,677,401	435,100	6,722,586	2,571,044

Other income (expense)
Change in fair value of derivative liability	12	4,858,644	31,190	(6,701,147)	16,656
Loss on recognition of debt host liability	12	–	–	(341,553)	–
Total other income (expense), net		4,858,644	31,190	(7,042,700)	16,656

Net income (loss)		1,181,243	(403,910)	(13,765,286)	(2,554,388)

Other comprehensive income (loss)
Foreign currency translation		49,183	(114,645)	213,963	(191,049)

Comprehensive income (loss)		1,230,426	(518,555)	(13,551,323)	(2,745,438)

Basic and diluted income (loss) per common share		0.00	(0.00)	(0.03)	(0.01)

Weighted average number of common shares outstanding – basic and diluted		425,430,900	344,627,567	443,272,627	330,018,463

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MAGNESIUM CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit

	Common shares		Additional paid-in capital	Obligation to issue shares	Accumulated other comprehensive income (loss)	Accumulated deficit	Shareholders’ deficit
	Number	$	$	$	$	$	$

Balance, October 31, 2020	323,419,527	21,322,022	4,182,037	596,872	399,175	(28,580,009)	(2,079,903)
Shares issued pursuant to private placements [note 13[b]]	25,724,955	2,621,314	–	(596,872)	–	–	2,024,442
Shares issued on warrants exercised [note 13[b]]	400,000	16,113	–	–	–	–	16,113
Shares issued on options exercised [note 13[b]]	100,000	4,002	–	–	–	–	4,002
Share subscriptions [note 13[f]]	–	–	–	45,446	–	–	45,446
Share issue costs [note 13[b]]	–	(194,584)	–	–	–	–	(194,584)
Foreign currency translation	–	–	–	–	(191,049)	–	(191,049)
Net loss for the period	–	–	–	–	–	(2,554,388)	(2,554,388)
Balance, April 30, 2021	349,644,482	23,768,867	4,182,037	45,446	208,126	(31,134,397)	(2,929,921)

Balance, October 31, 2021	392,943,398	29,842,167	15,186,480	209,827	121,109	(52,129,621)	(6,770,038)
Shares issued pursuant to private placements [note 13[b]]	1,375,499	756,524	–	(209,827)	–	–	546,697
Shares issued on warrants exercised [notes 12[f] and 13[b]]	23,701,146	7,794,624	–	–	–	–	7,794,624
Shares issued on options exercised [note 13[b]]	750,000	51,918	(22,203)	–	–	–	29,715
Shares issued upon conversion of convertible debenture [notes 12[b], 12[c] and 13[b]]	6,933,333	688,178	–	–	–	–	688,178
Shares issued for finder’s fees [note 13[b]]	9,163,425	–	–	–	–	–	–
Share issue costs [note 13[b]]	–	(36,461)	–	–	–	–	(36,461)
Stock-based compensation [note 13[d]]	–	–	433,829	–	–	–	433,829
Beneficial conversion feature on convertible debentures [note 12[d]]	–	–	240,000	–	–	–	240,000
Effects of change in functional currency on convertible debentures [note 12[e]]	–	–	7,370,158	–	–	–	7,370,158
Effects of change in functional currency on broker warrants [note 12[f]]	–	–	(4,198)	–	–	–	(4,198)
Share subscriptions [note 13[f]]	–	–	–	388,701	–	–	388,701
Foreign currency translation	–	–	–	–	213,963	–	213,963
Net loss for the period	–	–	–	–	–	(13,765,286)	(13,765,286)
Balance, April 30, 2022	434,866,801	39,096,950	23,204,066	388,701	335,072	(65,894,907)	(2,870,118)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MAGNESIUM CORPORATION

Condensed Consolidated Statements of Cash Flows

	Six Months Ended April 30,
	2022	2021
	$	$

OPERATING ACTIVITIES
Net loss	(13,765,286)	(2,554,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued interest and accretion	50,819	21,317
Amortization of debt discount	600,771	–
Change in fair value of derivative liability	6,701,147	(16,656)
Loss on recognition of debt host liability	341,553	–
Depreciation of property, plant and equipment	123,961	8,645
Depreciation of right-of-use assets	118,366	88,348
Foreign exchange loss	204,106	73,637
Interest expense on lease obligations	17,897	10,821
Stock-based compensation	433,829	–
Cashless warrant exercise	(113,765)	–
Changes in operating assets and liabilities:
Other receivables	96,860	(58,815)
Prepayments	9,509	(23,000)
Deposits held by related parties	83,022	(235,682)
Accounts payable and accrued liabilities	798,064	1,114,588
Due to related parties	261,840	294,115
Cash used in operating activities	(4,037,307)	(1,335,724)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(1,601,999)	(397,869)
Cash used in investing activities	(1,601,999)	(397,869)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of share issuance costs	3,851,614	1,856,336
Deferred financing costs	(2,973)	(25,179)
Proceeds from share subscriptions	203,701	45,446
Proceeds from convertible debenture	2,000,000	78,566
Payments of promissory note	–	(64,993)
Payments of lease obligations	(93,244)	(99,573)
Cash provided by financing activities	5,959,098	1,790,603

Change in cash for the period	319,792	57,010
Cash, beginning of the period	462,360	39,571
Effect of foreign exchange on cash	(7,743)	(26,216)
Cash, end of the period	774,409	70,365
Other non-cash transactions:
Shares issued for conversion of debt and interest	688,178	–
Shares issued for payment of finder’s fees	4,796,832	–

Other cash flow disclosures:
Cash paid during the period for interest	5,549	–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MAGNESIUM CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF OPERATIONS AND GOING CONCERN

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

As at April 30, 2022, the Company had an accumulated deficit of $65,894,907 (October 31, 2021 – $52,129,621) and working capital deficiency of $7,172,573 (October 31, 2021 – $9,657,316). For the six months ended April 30, 2022, the Company reported a comprehensive loss of $13,551,323 (2021 – $2,745,438). The Company has not yet achieved profitable operations and expects to incur further losses from operations. The Company has financed its activities and operations through equity issuances and debt financing and expects to continue to do so to the extent such financing is available. There can be no assurance that such financing will be available under terms acceptable to the Company or at all.

These unaudited condensed consolidated financial statements (the “Financial Statements”) have been prepared under the assumption that the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will be able to meet its obligations and continue its operations for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Management believes that the going concern assumption is appropriate for these Financial Statements based on its continuing ability to raise financings through share and debt issuances. If future financing is unavailable or if for any reason the Company is unable to continue as a going concern, it could impact the Company’s ability to realize its assets at their recognized values and to meet its obligations in the ordinary course of business at the amounts stated in these Financial Statements. These Financial Statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. If the going concern assumption is not used, the adjustments required to report the Company’s assets and liabilities on a liquidation basis could be material to these Financial Statements.

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of April 30, 2022. This determination was based on the following factors: (i) the Company used cash of approximately $4.0 million in operations during the six months ended April 30, 2022; (ii) the Company’s available cash as of April 30, 2022 will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending October 31, 2022 to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for at least one year from the date of these Financial Statements are issued.

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

[a] Accounting standards

The accompanying Financial Statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) on the basis that the Company will continue as a going concern, which assumes that the Company will be able to meet its obligations as they become due and continue its operations for at least one year from the date these Financial Statements are issued. Realization values may be substantially different from carrying values as shown and these Financial Statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

These Financial Statements have been prepared on a historical cost basis except for financial instruments that have been measured at fair value. In addition, these Financial Statements have been prepared using the accrual basis of accounting, except for cash flow information. They do not include all the information required for complete annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended October 31, 2021 (the “Fiscal 2021 Financial Statements”).

[b] Functional and presentation currency

These Financial Statements are presented in United States dollars (“US dollars” or “US$”), except where otherwise indicated. The functional currency of each entity of the Company is as follows:

Entity	Functional Currency
Western Magnesium Corporation	United States dollars
Western Magnesium Corp.	United States dollars
Western Magnesium Canada Corporation	Canadian dollars (“CA$”)

During the three months ended January 31, 2022, significant changes in economic facts and circumstances have occurred in Western Magnesium Corporation’s operations which resulted in the change of its functional currency to the United States dollars from the Canadian dollar effective November 1, 2021. For both monetary and non-monetary assets and liabilities, translated balances at the end of the prior period become the new accounting basis. The rate on the date of change becomes the historical rate at which non-monetary assets and liabilities are translated in subsequent years. There is no effect on the cumulative translation adjustment on the consolidated basis. Previously recorded cumulative translation adjustments are not reversed. Effects of change in functional currency included the reclassifications of convertible debentures and warrants and broker warrants [notes 12[d] and [e]].

The accounts of the Company’s subsidiary Western Magnesium Canada Corporation have been translated to United States dollars with the exchange translation adjustments recorded in other comprehensive income (loss).

[c] Critical accounting estimates and judgments

Significant Estimates and Assumptions

The preparation of these Financial Statements in accordance with US GAAP requires the Company to make estimates and assumptions concerning the future that affect the amounts reported in the Financial Statements and accompanying notes. Management reviews these estimates and underlying assumptions on an ongoing basis, based on experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Revisions to estimates are adjusted for prospectively in the period in which the estimates are revised.

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

New Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments and supersedes the respective guidance within ASC 470-20 and ASC 740-10-55-51, which will result in more instruments to be accounted for as a single instrument rather than having their proceeds allocated between liability and equity accounting units. As smaller reporting companies as defined by the United States Securities and Exchange Commission (the “SEC”), ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Financial Statements.

4.	PROPERTY, PLANT AND EQUIPMENT

	Computer Equipment	Furniture	Leasehold Improvement	Furnace & Plant Equipment	Vehicle	Total
	$	$	$	$	$	$

Cost
Balance, October 31, 2020	32,318	38,916	7,610	28,413	–	107,257
Additions	77,955	11,510	129,257	2,278,205	–	2,496,927
Write-off of equipment	(4,245)	–	–	–	–	(4,245)
Foreign exchange effect	3,601	3,116	2,614	38,108	–	47,439
Balance, October 31, 2021	109,629	53,542	139,481	2,344,726	–	2,647,378
Additions	7,008	2,171	107,014	1,456,591	29,215	1,601,999
Foreign exchange effect	–	(288)	(5,306)	(70,509)	(302)	(76,405)
Balance, April 30, 2022	116,637	55,425	241,189	3,730,808	28,913	4,172,972

Accumulated Depreciation
Balance, October 31, 2020	14,677	8,326	4,818	–	–	27,821
Depreciation expense	13,907	7,443	8,827	13,971	–	44,148
Write-off of equipment	(2,057)	–	–	–	–	(2,057)
Foreign exchange effect	1,294	745	502	221	–	2,762
Balance, October 31, 2021	27,821	16,514	14,147	14,192	–	72,674
Depreciation expense	18,236	3,833	15,217	83,755	2,920	123,961
Foreign exchange effect	–	(48)	(404)	(801)	(29)	(1,282)
Balance, April 30, 2022	46,057	20,299	28,960	97,146	2,891	195,353

Net Book Value
Balance, October 31, 2020	17,641	30,590	2,792	28,413	–	79,436
Balance, October 31, 2021	81,808	37,028	125,334	2,330,534	–	2,574,704
Balance, April 30, 2022	70,580	35,126	212,229	3,633,662	26,022	3,977,619

5.	RIGHT-OF-USE ASSETS

As at April 30, 2022, the right-of-use assets are leases for the Company’s offices in Vancouver, British Columbia and McLean, Virginia, and its research and development pilot plant located in Burnaby, British Columbia. These leases terminate on March 31, 2023, February 28, 2025 and September 30, 2023, respectively. The lease for the Company’s office in Las Vegas, Nevada ended on May 31, 2021.

	Vancouver Office	Virginia Office	Nevada Office	Pilot Plant	Total
	$	$	$	$	$

Cost
Balance, October 31, 2020	59,701	–	22,856	357,949	440,506
Additions	91,237	287,847	–	–	379,084
Foreign exchange effect	5,943	4,544	1,724	26,997	39,208
Balance, October 31, 2021	156,881	292,391	24,580	384,946	858,798
Foreign exchange effect	–	(3,038)	–	(12,278)	(15,316)
Balance, April 30, 2022	156,881	289,353	24,580	372,668	843,482

Accumulated Depreciation
Balance, October 31, 2020	42,142	–	14,434	9,943	66,519
Depreciation expense	44,259	15,288	8,915	117,292	185,754
Foreign exchange effect	3,876	241	1,231	2,602	7,950
Balance, October 31, 2021	90,277	15,529	24,580	129,837	260,223
Depreciation expense	22,229	33,790	–	62,347	118,366
Foreign exchange effect	–	(162)	–	(4,766)	(4,928)
Balance, April 30, 2022	112,506	49,157	24,580	187,418	373,661

Net Book Value
Balance, October 31, 2020	17,559	–	8,422	348,006	373,987
Balance, October 31, 2021	66,604	276,862	–	255,109	598,575
Balance, April 30, 2022	44,375	240,196	–	185,250	469,821

6.	LEASE OBLIGATIONS

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

During the year ended October 31, 2021, the Company renewed its operating lease with respect to its office in Vancouver, British Columbia and recognized a lease liability of $91,237, which was measured by discounting lease payments using an incremental borrowing rate of approximately 7%.

During the year ended October 31, 2021, the Company entered into a new operating lease with respect to its corporate head office in McLean, Virginia and recognized a lease liability of $260,649, which was measured by discounting lease payments using an incremental borrowing rate of approximately 7%.

	Vancouver Office	Virginia Office	Nevada Office	Pilot Plant	Total
	$	$	$	$	$

Balance, October 31, 2020	18,123	–	12,211	350,593	380,927
Additions	91,237	260,649	–	–	351,886
Lease payments	(47,931)	(5,137)	(9,457)	(139,037)	(201,562)
Interest expense	3,076	3,019	219	19,005	25,319
Prior period adjustment	–	–	(3,065)	–	(3,065)
Foreign exchange effect	2,099	4,081	92	24,548	30,820
Balance, October 31, 2021	66,604	262,612	–	255,109	584,325
Lease payments	(24,187)	–	–	(69,057)	(93,244)
Interest expense	1,958	9,230	–	6,711	17,899
Foreign exchange effect	–	(2,728)	–	(7,513)	(10,241)
Balance, April 30, 2022	44,375	269,114	–	185,250	498,739

Which consist of:
Current lease obligation	44,375	71,092	–	129,125	244,592
Non-current lease obligation	–	198,022	–	56,125	254,147
Balance, April 30, 2022	44,375	269,114	–	185,250	498,739

7.	MINERAL PROPERTY COSTS

As at April 30, 2022, the Company had the following mining claims:

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

[a] Deposits held by related parties

The Company provided related parties with advances that were held as deposits for anticipated future costs related to the Company’s planned magnesium research and development pilot plant and other administrative expenses (the “Pilot Plant Advances”). As at April 30, 2022, the Company had the following deposits held by related parties:

	Related Party A [i]	Related Party B [ii]	Total
	$	$	$

Balance, October 31, 2020	–	–	–
Advances	987,912	2,292,912	3,280,824
Costs and expenses	(696,431)	(2,097,931)	(2,794,362)
Balance, October 31, 2021	291,481	194,981	486,462
Advances	330,930	1,225,118	1,556,048
Costs and expenses	(249,872)	(1,420,829)	(1,670,701)
Foreign exchange effect	16,218	730	16,948
Balance, April 30, 2022	388,757	–	388,757

[i]	Related Party A is a company controlled by a director and officer.

[ii]	Related Party B is a company controlled by an officer.

[b] Due to related parties

As at April 30, 2022, balances due to related parties totaled $1,253,280 (October 31, 2021 – $1,026,817). All advances are unsecured, non-interest bearing, and have no stated terms of repayment.

	April 30, 2022	October 31, 2021
	$	$
Wages payable to directors and officers	357,500	357,500
Benefits payable to directors and officers	730,810	539,209
Fees and expenses payable to directors and officers	164,970	127,878
Interest due to a shareholder	–	2,230
Total	1,253,280	1,026,817

[c] Key management compensation

As at April 30, 2022, the Company had twelve executives including seven key senior management members. Their aggregate annualized compensation is approximately $3.1 million. During the six months ended April 30, 2022, the Company incurred salaries, benefits, and consulting fees totaling $1,626,279 to directors and officers, and stock-based compensation of $160,700 for options granted to an officer of the Company.

[d] Transactions with related parties

[i] During the six months ended April 30, 2022, the Company incurred consulting fees of $27,630 (CA$35,000) to a member of senior management.

[ii] During the six months ended April 30, 2022, the Company incurred consulting fees of $30,000 to a company controlled by an executive.

[iii] In June 2021, the Company renewed its sublease agreement with a company controlled by a director and officer for its office in Vancouver, British Columbia with a lease term from April 1, 2021 to March 31, 2023 at a monthly rent of $7,656 (CA$9,794).

[iv] Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by a director and officer is eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. During the year ended October 31, 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CA$0.65 per share with a total fair value of $4,796,832 (CA$5,956,226) as share issue costs.

9.	CONTINGENT LIABILITIES AND COMMITMENTS

[a] Contingent liabilities

[i] On September 29, 2020, James Sever filed a Notice of Civil Claim against the Company in the Supreme Court of British Columbia (the “Sever Claim”). The Sever Claim alleges that Mr. Sever had an employment and/or other similar contractual relationship with the Company, and that the Company breached such contractual relationship by way of constructive dismissal or similar conduct. The Sever Claim seeks damages in excess of $2.5 million, certain equity compensation, prejudgment garnishment, costs, interest and other non-monetary relief. On July 27, 2021, the Company filed a response to the Sever Claim. On April 5, 2022, the Company filed an amended response to the Sever Claim, which included the following pleadings: (a) British Columbia is an inappropriate and inconvenient forum for the Sever Claim; (b) to the extent that British Columbia is the appropriate forum for the Sever Claim, nonetheless: (i) the Sever Claim is barred in whole or in part by applicable doctrines of delay / statute of limitations, (ii) the Company did not constructively dismiss Mr. Sever and, instead, it was Mr. Sever that abandoned, quit or resigned from his obligations to the Company, (iii) the Company has no debts, liabilities or obligations to Mr. Sever. The Company intends to vigorously defend against the Sever Claim, and believes that the Sever Claim is without merit. As the Company cannot predict the outcome of the Sever Claim, no provision has been recognized as there is no present obligation and the probability of an outcome cannot be determined.

[ii] On December 31, 2020, GEM Yield Bahamas Limited (“GEM”) served the Company with a Notice of Intention to Arbitrate (the “New York Arbitration Notice”) before the American Arbitration Association in New York (the “GEM New York Arbitration”). The New York Arbitration Notice alleges the Company breached a Share Subscription Agreement dated November 15, 2019 entered into between the Company and GEM (the “GEM Agreement”), among other things, claiming damages of approximately $3.4 million (CA$4.2 million). On January 19, 2021, the Company filed a petition in the New York Supreme Court to stay the GEM New York Arbitration claiming the GEM Agreement was not valid. On March 19, 2021, the Court in the New York State Action ruled that there was an arbitration clause in the GEM Agreement but it was up to the arbitrator to determine if the arbitration clause was valid. Following this ruling, the New York State Action was closed. In June 2021, GEM filed a Statement of Claim in the GEM New York Arbitration, and the Company filed a Statement of Answer denying the existence of any binding agreement between the Company and GEM, among other defenses. In January 2022, the Company filed a Modified Statement of Defense and Counterclaims. On April 8, 2022, the parties agreed to consolidate this arbitration with the GEM Montreal Arbitration. The parties then filed consolidated pleadings, and both matters will be decided via arbitration in Montreal. The Company intends to vigorously defend itself in the GEM New York Arbitration and believes the allegations lack merit. As the Company cannot predict the outcome of this arbitration proceeding, no provision has been recognized in respect to the GEM New York Arbitration as there is no present obligation and the probability of an outcome cannot be determined.

[iii] On February 8, 2021, GEM instituted another arbitration against the Company before the International Centre for Dispute Resolution in Montreal Canada (the “GEM Montreal Arbitration”) and joined GEM’s affiliate, GEM Global Yield LLC SCS (“GEM Global Yield” together with GEM, the “GEM Parties”). The Statement of Claim filed by the GEM Parties alleges the Company breached a Share Subscription Agreement dated November 15, 2019 and promissory note, among other things, claiming damages of approximately $3.9 million (CA$4.9 million), in addition to costs and expenses, stemming from the Company’s alleged failure to issue to GEM Global Yield warrants to purchase up to 33 million shares of the Company’s common stock. The Company filed a Statement of Defense denying the existence of any binding agreement between the Company and GEM, among other defenses. In January 2022, the Company filed an Amended Statement of Defense and Cross-claim. On April 8, 2022, the parties agreed to consolidate this arbitration with the GEM New York Arbitration.  The parties then filed consolidated pleadings, and both matters will be decided via arbitration in Montreal. The Company intends to vigorously defend itself in the GEM Montreal Arbitration and believes the allegations lack merit. As the Company cannot predict the outcome of this arbitration proceeding, no provision has been recognized in respect to the GEM Montreal Arbitration as there is no present obligation and the probability of an outcome cannot be determined.

[iv] On April 19, 2021, Lampert Advisors, LLC (“Lampert”) filed a Verified Complaint against the Company’s wholly owned subsidiary Western Magnesium Corp., a Nevada corporation (“Western Magnesium – Nevada”) in the Supreme Court of the State of New York, County of New York (the “Lampert Lawsuit”). The complaint filed in the Lampert Lawsuit alleges that Lampert entered into an agreement with Western Magnesium – Nevada to provide various financial advisory services including acquisition advisory services and act as an exclusive placement agent for a combination of debt and equity securities (the “Lampert Agreement”), that it performed all services required under that agreement and that it is owed $367,227 plus interest at the rate of 9% from February 3, 2021 and that it has a right of first refusal to act as financial advisor in connection with any debt, equity or debt restructuring assignments on terms, conditions and compensation customary for Lampert for a transaction of the type contemplated. Although Lampert claims to have personally served Western Magnesium – Nevada, the Company never received the Summons and Complaint and therefore, never submitted a response. On September 9, 2021, Lampert filed a Motion seeking the entry of a default judgment (the “Motion”). The Company opposed the Motion and filed a cross-motion to compel Lampert to accept the Company’s answer. The Court granted the Company’s cross-motion and denied Lampert’s Motion as moot. On March 4, 2022, the Company filed a Verified Amended Answer, Affirmative Defenses, and Counterclaims. The counterclaims seek at least $120,000 in damages from Lampert. The Company intends to vigorously defend against the Lampert Lawsuit and prosecute its counterclaims, and the Company believes that the claims asserted by Lampert are without merit. As the Company cannot predict the outcome of the Lampert Lawsuit, no provision has been recognized as there is no present obligation and the probability of an outcome cannot be determined.

[b] Commitments

[i] On November 1, 2016, the Company signed a contract services agreement with Lodestar Management Group, LLC (“Lodestar”), a US corporate logistics company. Lodestar provides advisory, consulting, negotiation and other management services relating to corporate management, administrative and/or operational activities of the Company. The term of the contract was for one year and has been renewed under the same terms on January 1, 2018 and 2019. The Company has agreed to compensate Lodestar in the amount of $1,800 or CA$2,500 per month by either cash or arrangement of the issuance of shares. The number of shares issued will be based on the share price on the day of issuance that is not lower than the CA$0.05 per share minimum requirement and will not exceed $1,800 or CA$2,500 in value. The shares will be issued on the last working day of each month for a period of twelve months. During the six months ended April 30, 2022, the Company paid $30,624 in cash (2021 – $nil) and did not issue any shares (2021 – nil) to Lodestar. As at April 30, 2022, the outstanding amounts payable to Lodestar was $32,716 (October 31, 2021 – $53,491).

[ii] During the year ended October 31, 2020, the Company has entered into a lease agreement for its research and development pilot plant in Burnaby, British Columbia with a lease term from October 1, 2020 to September 30, 2023 at a monthly rent of $16,194 (CA$20,715). In June 2021, the Company renewed its sublease agreement with a company controlled by a director and officer for its office in Vancouver, British Columbia with a lease term from April 1, 2021 to March 31, 2023 at a monthly rent of $7,656 (CA$9,794). In September 2021, the Company entered into a lease agreement for its corporate head office in McLean, Virginia with a lease term from September 14, 2021 to February 28, 2025 at a monthly rent of $9,113. The Company will be abated for the first five months and is entitled to a tenant allowance of $41,010 [notes 5 and 6].

10.	PROMISSORY NOTE

During the year ended October 31, 2019, the Company received a loan of $112,895 (CA$150,000) from a related party. The loan was unsecured, bore interest at 18% and was due on demand. During the year ended October 31, 2020, the loan was increased by an additional $44,588 (CA$60,000) to $157,483 (CA$210,000), and was due on September 24, 2021. During the year ended October 31, 2021, the Company accrued interest expense of $1,639 (2020 – $16,655) and repaid the entire balance and interest totaling $65,761 (2020 – $101,066).

11.	PROVISION FOR FLOW THROUGH SHARE ISSUANCES

The Company has recorded a provision in the amount of $225,833 (October 31, 2021 – $233,285) for tax and related obligations relating to flow through share issuances from prior years.

12.	CONVERTIBLE DEBENTURE AND DERIVATIVE LIABILITY

[a] July 2020 Convertible Debenture

On July 27, 2020, the Company closed a non-brokered private placement of an unsecured convertible note in the principal amount of $112,124 (CA$150,000, the “July 2020 Convertible Debenture”). The note bears interest at 12% per annum and is due on the date that is one year following the closing date. The note is convertible into common shares of the Company at the price which is the greater of CA$0.15 per common share and the market price on the date of the conversion notice. Any accrued but unpaid interest will be payable on the earlier of the maturity date and the date of conversion in cash or common shares. No finder’s fees were paid in connection with this private placement. On May 18, 2021, the Company issued a total of 1,360,959 common shares on the conversion of the July 2020 Convertible Debenture including conversion of accrued interest and 263,973 common shares valued at $26,286 in transaction costs. The July 2020 Convertible Debenture had an effective interest rate of 37%.

[b] July 2021 Convertible Debenture

On July 15, 2021, the Company closed a non-brokered private placement of an unsecured convertible note in the principal amount of $79,542 (CA$100,000, the “July 2021 Convertible Debenture”) which it received on April 22, 2021. The note bears interest at 12% per annum and is due on the date that is one year following the closing date. The note is convertible at a price of CA$0.12 per unit, where each unit is comprised of one common share and one common share purchase warrant exercisable at a price of CA$0.20 per common share for a period of two years. Any accrued but unpaid interest will be payable on the earlier of the maturity date and the date of conversion in cash or common shares. On April 22, 2022, the Company issued a total of 933,333 Units on the conversion of the July 2021 Convertible Debenture including conversion of accrued interest. The July 2021 Convertible Debenture had an effective interest rate of 594%.

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

As part of the offering of the June 2021 Convertible Debenture, the Company also entered into a securities purchase agreement dated June 10, 2021 (the “2021 Securities Purchase Agreement”), whereby the Company agreed to use commercially reasonable efforts to file a registration statement with the United States Securities and Exchange Commission (the “SEC”) by August 14, 2021, covering the public resale of the shares of common stock underlying such debenture and, upon its conversion, the Class A and B Warrants issuable upon such conversion (the “Underlying Shares”), and to use its best efforts to cause the registration statement to be declared effective on October 13, 2021. On December 13, 2021, the Company’s Form 10 Registration Statement filed with the SEC was declared effective.

In addition to certain covenants contained in the 2021 Securities Purchase Agreement, the terms of the June 2021 Convertible Debenture contain certain negative covenants by the Company, including, among others, sell or offer to sell any securities with non-fixed or floating price features, issue any common stock or common stock equivalents at a price lower than the conversion price herein then in effect, or issue any equity or debt instruments with anti-dilution provisions.

In the event the Company issues or sells any common stock or common stock equivalents with terms that the purchaser holding the outstanding June 2021 Convertible Debenture or the Class A and B Warrants reasonably believes are more favorable to such holder than the terms of the June 2021 Convertible Debenture or the Class A and B Warrants, then upon notice to the Company by such holder within five trading days after notice to such holder by the Company, the Company will use commercially reasonable efforts to obtain the approval of the TSX-V and any additional required regulatory approval to amend the terms of the June 2021 Convertible Debenture or the Class A and B Warrants as required, as the case may be, so as to give such holder the benefit of such more favorable terms or conditions.

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

During the six months ended April 30, 2022, the Company issued an aggregate 6,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 6,000,000 common shares, 3,000,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 3,000,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026 [note 13[b]]. As at April 30, 2022, the Company incurred contractual interest of $140,942 (October 31, 2021 – $70,521). The June 2021 Convertible Debenture has an effective interest rate of 1,240%.

[d] April 2022 Convertible Debenture

On April 14, 2022, the Company entered into a securities purchase agreement (the “2022 Securities Purchase Agreement”) and closed a non-brokered private placement of an unsecured convertible note in the principal amount of $2,000,000 (the “April 2022 Convertible Debenture”). The note bears interest at 15% per annum and matures on October 14, 2023. The April 2022 Convertible Debenture is convertible into 6,666,667 units, where each unit consists of one share of the Company’ common stock and one common stock purchase warrant exercisable at a price of $0.40 per share for a period of five years from the date of issuance.

The April 2022 Convertible Debenture may not be prepaid prior to maturity and contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the 2022 Securities Purchase Agreement or the April 2022 Convertible Debenture.

In the event of default under the April 2022 Convertible Debenture, the interest rate shall increase to the lesser of 20% per annum or the maximum rate permitted under applicable law until paid and the following “Mandatory Default Amount” shall be paid, if demanded by the purchaser: the sum of (a) the greater of (i) the outstanding principal amount of the April 2022 Convertible Debenture divided by the conversion price on the date the Mandatory Default Amount is either (A) demanded (if demand or notice is required to create an event of default) or otherwise due or (B) paid in full, whichever has a lower conversion price, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded, (y) due, or (z) paid in full, whichever is highest, or (ii) 125% of the outstanding principal amount of the April 2022 Convertible Debenture plus (b) all other amounts, costs, expenses and liquidated damages due in respect of the April 2022 Convertible Debenture.

Pursuant to the terms of the 2022 Securities Purchase Agreement, the Company also entered into a registration rights agreement dated April 14, 2022 (the “2022 Registration Rights Agreement”). Pursuant to the terms of the 2022 Registration Rights Agreement, the Company agreed to prepare and file with the SEC a registration statement covering the resale of all shares issued or issuable upon conversion of the April 2022 Convertible Debenture, upon exercise of the respective warrants of the April 2022 Convertible Debenture, upon conversion of the June 2021 Debenture, and upon exercise of the respective warrants of the June 2021 Convertible Debenture. The Company agreed to file the registration statement with the SEC within 30 days following April 14, 2022 and to use best efforts to have the registration statement declared effective by the SEC within 60 days following April 14, 2022 if the SEC does not review it or by August 12, 2022 if the SEC reviews it. In the event the Company fails to file the registration statement or such registration statement is not declared effective within the time periods noted above or such registration statement is not kept effective while any of the securities registered pursuant to such registration statement, the Company will be obligated to pay the holder of the debentures a penalty in cash, in the amount of $20,000 on the date of such failure and on the 30th day of each month following such failure. The 2022 Registration Rights Agreement contains customary indemnification provisions. On May 25, 2022, the Company filed a Form S-1 Registration Statement with the SEC.

As at April 30, 2022, the Company incurred contractual interest of $13,151 (October 31, 2021 – $nil). The April 2022 Convertible Debenture has an effective interest rate of 22%.

[e] Debt Host Liability and Embedded Derivative Liability

Certain of the Company’s convertible debentures were determined to be hybrid financial instruments comprised of a debt host liability and an embedded derivative liability, as under the conversion feature the number of shares that will or may be issued to settle the notes may vary. The Company uses the Black-Scholes Option Pricing Model based on different default risks and assumptions. The debt host liability of the convertible note will be measured at amortized cost, with the embedded derivative liability measured at fair value.

On issuance date of the July 2020 Convertible Debenture, the fair value of its debt host liability was determined to be $87,083 and the respective embedded derivative liability was valued at $25,041. Fair value adjustments were made to the embedded derivative liability of the July 2020 Convertible Debenture on conversion date of May 18, 2021, resulting in a fair value of $nil.

On issuance date of the July 2021 Convertible Debenture, it was determined to be a convertible debt instrument with a beneficial conversion feature accounted for in accordance with ASU 470-20. The Company allocated the intrinsic value of the beneficial conversion feature of the July 2021 Convertible Debenture capped at the face value of $79,542 (CA$100,000) to additional paid-in capital. On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the July 2021 Convertible Debenture to a hybrid financial instrument accounted for in accordance with ASU 815-15. The embedded derivative liability was valued at $421,095 (CA$529,400), the previous beneficial conversion feature was reversed out of additional paid-in capital, and a loss of $341,553 (CA$429,400) was recognized in the statements of loss and comprehensive loss. Fair value adjustments were made to the embedded derivative liability of the July 2021 Convertible Debenture on conversion date of April 22, 2022, resulting in a fair value of $nil.

On issuance date of the June 2021 Convertible Debenture, it was determined to be a hybrid financial instrument comprised of a debt host liability and an embedded derivative liability. The embedded derivative liability was valued at $1,646,600 which exceeded the face value of the note itself of $1,500,000, the debt host liability was then assigned a face value of $1, with an immediate loss of $146,601 on recognition of the debt host liability. As at October 31, 2021, its combined value was $7,449,744. On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the June 2021 Convertible Debenture from a hybrid financial instrument accounted for in accordance with ASU 815-15 to a convertible debt instrument with a beneficial conversion feature accounted for in accordance with ASU 470-20. The value of the embedded derivative liability was reclassified to additional paid-in capital. The corresponding debt discount is amortized as interest costs over the period from the issuance date to the stated maturity date using the effective interest method. During the six months ended April 30, 2022, the Company recorded interest expense on debt discount of $600,769 which includes the full amortization of the portions of the debt which were converted in the period. As at April 30, 2022, the debt discount had a carrying value of $899,231.

On issuance date of the April 2022 Convertible Debenture, it was determined to be a convertible debt instrument with a beneficial conversion feature accounted for in accordance with ASU 470-20. The Company allocated the intrinsic value of the beneficial conversion feature of the April 2022 Convertible Debenture of $240,000 to additional paid-in capital, and the corresponding debt discount is amortized as interest costs over the period from the issuance date to the stated maturity date using the effective interest method. During the six months ended April 30, 2022, the Company recorded interest expense on debt discount of $2. As at April 30, 2022, the debt discount had a carrying value of $239,998.

	July 2020 Convertible Debenture	July 2021 Convertible Debenture	June 2021 Convertible Debenture	April 2022 Convertible Debenture	Total
	$	$	$	$	$

Debt Host Liability
Balance, October 31, 2020	96,318	–	–	–	96,318
Fair value of debt host liability recognized	–	–	1	–	1
Accretion and interest expense	23,587	63	43	–	23,693
Conversion	(125,560)	–	–	–	(125,560)
Foreign currency translation	5,655	–	–	–	5,655
Balance, October 31, 2021	–	63	44	–	107
Effects of functional currency change	–	–	1,500,000	–	1,500,000
Fair value at inception	–	–	–	2,000,000	2,000,000
Accretion and interest expense	–	28,050	5,610	17,159	50,819
Conversion	–	(28,031)	(600,000)	–	(628,031)
Foreign currency translation	–	(82)	–	–	(82)
Balance, April 30, 2022	–	–	905,654	2,017,159	2,922,813

Embedded Derivative Liability
Balance, October 31, 2020	20,123	–	–	–	20,123
Fair value of embedded derivative liability recognized	–	–	1,646,600	–	1,646,600
Fair value adjustment	(16,058)	–	5,717,328	–	5,701,270
Conversion	(5,247)	–	–	–	(5,247)
Foreign currency translation	1,182	–	85,772	–	86,954
Balance, October 31, 2021	–	–	7,449,700	–	7,449,700
Effects of functional currency change	–	421,094	(7,449,700)	–	(7,028,606)
Fair value adjustment	–	(259,447)	–	–	(259,447)
Conversion	–	(158,169)	–	–	(158,169)
Foreign currency translation	–	(3,478)	–	–	(3,478)
Balance, April 30, 2022	–	–	–	–	–

Debt Discount
Balance, October 31, 2021	–	–	–	–	–
Effects of functional currency change	–	–	(1,500,000)	–	(1,500,000)
Inception	–	–	–	(240,000)	(240,000)
Amortization	–	–	600,769	2	600,771
Balance, April 30, 2022	–	–	(899,231)	(239,998)	(1,139,229)

Combined Value of Convertible Debenture
Balance, October 31, 2020	116,441	–	–	–	116,441
Balance, October 31, 2021	–	63	7,449,744	7,449,744	7,449,807
Balance, April 30, 2022	–	–	6,423	1,777,161	1,783,584

The inputs used in the Black-Scholes Option Pricing Model are as follows:

	April 22,	November 1,	October 31,	June 15,	July 27,
	2022	2021	2021	2021	2020
Risk free rate of interest	2.65%	1.07%	1.08%	0.31%	0.26%
Expected life in years	0.23 years	0.70 years	1.11 years	1.50 year	0.74 year
Conversion exercise price	CA$0.12	CA$0.12	$0.10	$0.10	CA$0.15
Underlying share price of the Company	CA$0.36	CA$0.75	$0.59	$0.19	CA$0.13
Expected volatility	99.90%	124.34%	107.62%	87.17%	82.54%
Expected dividend rate	Nil	Nil	Nil	Nil	Nil

[f] Derivative Liability – Warrants and Broker Warrants

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of its outstanding warrants and broker warrants denominated in Canadian dollars as derivative liabilities measured at fair value. The previous value of outstanding broker warrants was reversed out of additional paid-in capital, and the derivative liability of warrants and broker warrants were valued at $26,956,177 and $76,811, respectively. During the six months ended April 30, 2022, upon exercise of common share purchase warrants, $4,482,962 was reclassified from derivative liability to stockholders’ deficit. The Company recognized a loss of $7,060,790 in the change in fair value of the derivative liability. As at April 30, 2022, the derivative liability of warrants and broker warrants were valued at $2,465,603 and $2,658, respectively. The Company uses the Black-Scholes Option Pricing Model based on default risks and assumptions as appropriate to value its warrants.

13.	SHARE CAPITAL

[a] Authorized capital

The authorized share capital consists of 1,000,000,000 common voting shares at par value of $0.001.

[b] Common shares issued

Fiscal 2021

[i] In connection with the non-brokered private placement announced on September 10, 2020:

On November 20, 2020, the Company closed the first tranche of the non-brokered private placement, issuing 5,599,171 units at a price of CA$0.13 per unit for gross proceeds of $556,876 (CA$727,892), which had been received prior to October 31, 2020 and recorded as an obligation to issue shares.

On January 15, 2021, the Company closed the second tranche of the non-brokered private placement, consisting of 7,337,914 units at a price of CA$0.13 per unit for gross proceeds of $749,435 (CA$953,930), of which $39,996 had been received prior to October 31, 2020 and recorded as an obligation to issue shares.

On January 29, 2021, the Company closed the third tranche of the non-brokered private placement consisting of 5,382,303 units at a price of CA$0.13 per unit for gross proceeds of $547,496 (CA$699,699).

On March 24, 2021, the Company closed the fourth tranche of the non-brokered private placement consisting of 6,554,172 units at a price of CA$0.13 per unit for gross proceeds of $678,270 (CA$852,042).

On April 27, 2021, the Company closed the fifth and final tranche of the non-brokered private placement consisting of 851,395 units at a price of CA$0.13 per unit for gross proceeds of $89,237 (CA$110,681).

In total, the Company issued an aggregate 25,724,955 units at a price of CA$0.13 per unit for aggregate gross proceeds of $2,621,314 (CA$3,344,244). Each unit issued consists of one common share and one common share purchase warrant entitling the holder to acquire a further common share at a price of CA$0.19 for a period of one year from the closing date of the respective financing tranche. The Company incurred aggregate share issue costs of $195,614.

[ii] On May 5, 2021, the Company announced a non-brokered private placement priced at CA$0.13 per unit to raise gross proceeds of up to CA$3,000,000. On May 28, 2021, the Company closed the first tranche of the non-brokered private placement issuing 5,223,420 units at a price of CA$0.13 per unit for gross proceeds of $561,844 (CA$679,044). On June 17, 2021, the Company closed the second and final tranche of the non-brokered private placement consisting of 17,853,506 units at a price of CA$0.13 per unit for gross proceeds of $1,880,687 (CA$2,320,956). The Company issued total of 23,076,926 units at a price of CA$0.13 per unit for total gross proceeds of $2,442,531 (CA$3,000,000). Each unit issued consists of one common share and one common share purchase warrant entitling the holder thereof to acquire a further common share at a price of CA$0.19 for a period of one year from the date of closing of the respective financing tranche. The Company incurred aggregate share issue costs of $154,336.

[iii] On May 18, 2021, the Company issued a total of 1,360,959 common shares on the conversion of the July 2020 Convertible Debenture including accrued interest and 263,973 common shares valued at $26,286 in transaction costs.

[iv] On June 7, 2021, the Company issued 1,538,461 common shares at a price of CA$0.24 per share with a total fair value of $305,832 (CA$369,231) for equipment.

[v] On July 16, 2021, the Company closed a non-brokered private placement and issued 4,350,000 units at a price of CA$0.20 per unit for gross proceeds of $690,860 (CA$870,000). Each unit consists of one common share and one common share purchase warrant entitling the holder thereof to acquire a further common share at a price of CA$0.30 for a period of one year from the date of closing. The Company incurred aggregate share issue costs of $48,319.

[vi] On August 11, 2021, the Company closed a non-brokered private placement and issued 3,827,601 units at a price of CA$0.55 per unit for gross proceeds of $1,683,336 (CA$2,105,180). Each unit consists of one common share and one common share purchase warrant entitling the holder thereof to acquire a further common share at a price of CA$0.65 for a period of eighteen months from the date of closing. The Company incurred aggregate share issue costs of $124,923.

[vii] During the year ended October 31, 2021, the Company issued a total of 7,014,969 common shares on the exercise of common share purchase warrants at a price ranging from CA$0.05 to CA$0.21 per share for gross proceeds of $887,520 (CA$1,120,130). A total of 525,173 warrants expired unexercised.

[viii] During the year ended October 31, 2021, the Company issued a total of 2,630,000 common shares on the exercise of stock options at a price ranging from CA$0.05 to CA$0.16 per share for gross proceeds of $140,734 (CA$175,800).

[ix] With respect to the exercises of common share purchase warrants and options, the Company reclassified $4,291 and $121,932, respectively, from additional paid-in capital to share capital during the year ended October 31, 2021.

Fiscal 2022

[i] Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by a director and officer was eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. During the year ended October 31, 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CA$0.65 per share with a total fair value of $4,796,832 (CA$5,956,226) as share issue costs.

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

[iv] During the three months ended January 31, 2022, upon exercise of common share purchase warrants, the Company issued an aggregate 15,159,448 common shares at a price CA$0.19 per share for gross proceeds of $2,279,136 (CA$2,880,295), 200,000 common shares at a price of CA$0.05 per share for gross proceeds of $7,830 (CA$10,000), and 30,000 common shares at a price of CA$0.30 per share for gross proceeds of $6,981 (CA$9,000). The Company issued a total of 15,389,448 common shares for gross proceeds of $2,293,946 (CA$2,899,295). A total of 2,428,363 warrants expired unexercised.

[v] On March 10, 2022, the Company issued 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026. On April 27, 2022, the Company issued a further 2,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 2,000,000 common shares, 1,000,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 1,000,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026.

[vi] On April 22, 2022, the Company issued a total of 933,333 common shares and 933,333 common share purchase warrants exercisable at a price of CA$0.20 for a period of two years on the conversion the July 2021 Convertible Debenture including CA$100,000 principal amount and CA$12,000 accrued interest.

[vii] During the three months ended April 30, 2022, upon the exercise of common share purchase warrants, the Company issued an aggregate 929,005 common shares at a price of CA$0.19 per share for gross proceeds of $929,005 (CA$1,177,755), 2,082,025 common shares at a price of CA$0.05 per share for gross proceeds of $81,354 (CA$104,101), and 30,960 common shares at a price of CA$0.30 per share for gross proceeds of $7,357 (CA$9,288). A total of 3,191,933 warrants and 40,000 broker warrants expired unexercised.

[viii] During the three months ended April 30, 2022, the Company issued a total of 750,000 common shares on the exercise of stock options at a price of CA$0.05 per share for gross of $29,715 (CA$37,500), and reclassified $22,203 from additional paid-in capital to share capital.

[c] Common share purchase warrants

A summary of the changes in the Company’s common share purchase warrants during the six months ended April 30, 2022 are as follows:

Expiry Date	Exercise Price ($)	Weighted Average Life (Years)	October 31, 2021	Granted	Exercised	Expired/ Cancelled	April 30, 2022
November 22, 2021	CA$0.19	–	4,160,021	–	(4,080,573)	(79,448)	–
January 17, 2022	CA$0.19	–	7,267,914	–	(5,959,396)	(1,308,518)	–
January 31, 2022	CA$0.19	–	5,382,303	–	(4,341,906)	(1,040,397)	–
February 21, 2022	CA$0.05	–	1,505,200	–	(200,000)	(1,305,200)	–
March 24, 2022	CA$0.19	–	6,341,872	–	(4,515,139)	(1,826,733)	–
March 27, 2022	CA$0.05	–	982,025	–	(882,025)	(100,000)	–
April 27, 2022	CA$0.19	–	791,395	–	(791,395)	–	–
May 9, 2022	CA$0.05	0.02	1,813,725	–	(1,000,000)	–	813,725
May 30, 2022	CA$0.19	0.08	5,223,420	–	(276,675)	–	4,946,745
June 17, 2022	CA$0.19	0.13	17,703,506	–	(1,393,077)	–	16,310,429
July 18, 2022	CA$0.30	0.22	4,350,000	–	(60,960)	–	4,289,040
August 14, 2022	CA$0.05	0.29	200,000	–	(200,000)	–	–
February 13, 2023	CA$0.65	0.79	3,827,601	–	–	–	3,827,601
April 22, 2024	CA$0.20	1.98	–	933,333	–	–	933,333
Subtotal			59,548,982	933,333	(23,701,146)	(5,660,296)	31,120,873
Weighted average exercise price			CA$0.22	CA$0.20	CA$0.18	CA$0.16	CA$0.26

November 27, 2022	US$0.75	0.58	–	1,375,499	–	–	1,375,499
June 10, 2026	US$0.13	4.12	–	3,000,000	–	–	1,500,000
June 10, 2026	US$0.19	4.12	–	3,000,000	–	–	1,500,000
Subtotal			–	7,375,499	–	–	4,375,499
Weighted average exercise price			–	US$0.27	–	–	US$0.27

Total			59,548,982	8,308,832	(23,701,146)	(5,660,296)	38,496,372

A summary of the changes in the Company’s common share purchase warrants during the six months ended April 30, 2021 are as follows:

Expiry Date	Exercise Price ($)	Weighted Average Life (Years)	October 31, 2020	Granted	Exercised	Expired/ Cancelled	April 30, 2021
August 31, 2021*	CA$0.21	0.34	3,643,791	–	–	–	3,643,791
November 22, 2021	CA$0.19	0.56	–	5,599,171	–	–	5,599,171
January 17, 2022	CA$0.19	0.71	–	7,337,914	–	–	7,337,914
January 31, 2022	CA$0.19	0.75	–	5,382,303	–	–	5,382,303
February 21, 2022	CA$0.05	0.81	1,505,200	–	–	–	1,505,200
March 24, 2022	CA$0.19	0.90	–	6,554,172	–	–	6,554,172
March 27, 2022	CA$0.05	0.91	1,482,025	–	–	–	1,482,025
April 27, 2022	CA$0.19	0.99	–	851,395	–	–	851,395
May 9, 2022	CA$0.05	1.02	2,368,626	–	–	–	2,368,626
August 14, 2022	CA$0.05	1.29	1,110,000	–	(400,000)	–	710,000
Total			10,109,642	25,724,955	(400,000)	–	35,434,597
Weighted average exercise price			CA$0.11	CA$0.19	CA$0.05	–	CA$0.17

*	The Company received approval of the TSX-V on January 13, 2021 and amended the expiry date of 3,643,791 warrants, extending the expiry date from January 17, 2021 to August 31, 2021, subject to acceleration if the closing price of the Company’s shares exceeds CA$0.30 per common share for at least 10 consecutive trading days.

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

On June 11, 2021, the Company adopted the 2021 Equity Incentive Plan which replaces the 2017 Stock Option for providing stock-based compensation to directors, officers, employees, consultants, and advisors of the Company and no further options will be granted under the 2017 Stock Option Plan. Under the 2021 Equity Incentive Plan, the Company is authorized to issue up 27,312,368 shares of the Company. In addition, any common shares reserved for issuance under the 2017 Stock Option Plan that are forfeited as a result of the expiration or termination of any awards under that plan after the date of adoption of the 2021 Equity Incentive Plan will be added to the 2021 Equity Incentive Plan. As of April 30, 2022, 5,980,000 stock options forfeited under the 2017 Stock Option Plan were added to the 2021 Equity Incentive Plan (October 31, 2021 – 1,730,000), resulting in 33,292,368 stock options as the maximum number of common shares available under the 2021 Equity Incentive Plan (October 31, 2021 – 2,9,042,368). The 2021 Equity Incentive Plan provides for various equity-based and cash-based incentive awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, dividend equivalents and other equity-based or cash-based awards.

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

On March 7, 2022, the Company granted 500,000 incentive stock options pursuant to its 2021 Equity Incentive Plan to an officer. These options are exercisable at a price of CA$0.40 per share for a period of five years.

On April 8, 2022, the Company granted 500,000 incentive stock options pursuant to its 2021 Equity Incentive Plan to employees. These options are exercisable at a price of CA$0.40 per share for a period of five years.

As at April 30, 2022, 9,092,368 common shares remained available for grant under the 2021 Equity Incentive Plan.

During the six months April 30, 2022, the Company recognized a stock-based compensation totaling $433,829 (2021 – $nil) in relation to the grant of its stock options.

The weighted average grant date fair value of the stock options granted during the six months ended April 30, 2022 was CA$0.37 (2021 – CA$0.09) per option. Option pricing models require the use of highly subjective estimates and assumptions including expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates. The fair value of stock options was estimated on the measurement date using the Black-Scholes Option Pricing Model. The assumptions used to calculate the fair value were as follows:

	2022	2021
Risk free rate of interest	1.34 – 2.59%	0.20% – 1.07%
Expected life of options	5 years	2 to 5 years
Exercise price of options	CA$0.40 – CA$0.58	CA$0.13 – CA$0.70
Expected annualized volatility	134.93% – 136.08%	130.88% – 140.05%
Expected dividend rate	Nil	Nil

A summary of the changes in the Company’s stock options during the six months ended April 30, 2022 are as follows:

Expiry Date	Exercise Price (CA$)	Weighted Average Life (Years)	Outstanding as at October 31, 2021	Granted	Exercised	Expired/ Cancelled	Outstanding as at April 30, 2022	Vested as at April 30, 2022
March 27, 2022	0.05	–	1,500,000	–	(750,000)	(750,000)	–	–
December 30, 2022	0.13	0.67	6,000,000	–	–	(150,000)	5,850,000	5,850,000
August 12, 2023	0.05	1.28	2,290,000	–	–	(750,000)	1,540,000	1,540,000
December 3, 2023	0.05	1.59	6,450,000	–	–	(1,000,000)	5,450,000	5,450,000
May 22, 2024	0.12	2.06	7,900,000	–	–	(850,000)	7,050,000	7,050,000
November 3, 2024	0.15	2.52	700,000	–	–	–	700,000	700,000
November 24, 2024	0.16	2.57	320,000	–	–	(300,000)	20,000	20,000
March 26, 2025	0.11	2.91	100,000	–	–	–	100,000	100,000
April 23, 2025	0.12	2.98	3,350,000	–	–	(250,000)	3,100,000	3,100,000
December 30, 2025	0.13	3.67	9,500,000	–	–	–	9,500,000	9,500,000
August 30, 2026	0.70	4.34	21,700,000	–	–	(200,000)	21,500,000	21,350,000
October 1, 2026	0.50	4.42	1,450,000	–	–	–	1,450,000	1,450,000
December 3, 2026	0.58	4.60	–	250,000	–	–	250,000	250,000
March 7, 2027	0.40	4.85	–	500,000	–	–	500,000	500,000
April 8, 2027	0.40	4.94	–	500,000	–	–	500,000	500,000
Total			61,260,000	1,250,000	(750,000)	(4,250,000)	57,510,000	57,360,000
Weighted average exercise price			CA$0.33	CA$0.44	CA$0.05	CA$0.11	CA$0.34	CA$0.33
Aggregate intrinsic value			$19,994,025				$(2,149,050)	$(2,102,148)
Weighted average remaining life			3.46				3.15	3.15

A summary of the changes in the Company’s nonvested stock options during the six months ended April 30, 2022 are as follows:

Expiry Date	Fair Value Per Share (CA$)	Weighted Average Life (Years)	Nonvested as at October 31, 2021	Granted	Vested	Expired/ Cancelled	Nonvested as at April 30, 2022
December 30, 2022	0.07	1.16	162,500	–	(162,500)	–	–
August 30, 2026	0.56	4.83	300,000	–	(150,000)	–	150,000
Total			462,500	–	(312,500)	–	150,000
Weighted average grant date fair value – per option			CA$0.39	–	CA$0.30	–	CA$0.56
Weighted average grant date fair value – total			$144,131	–	$74,063	–	$65,463

A summary of the changes in the Company’s stock options during the six months ended April 30, 2021 are as follows:

Expiry Date	Exercise Price (CA$)	Weighted Average Life (Years)	Outstanding as at October 31, 2020	Granted	Exercised	Expired/ Cancelled	Outstanding as at April 30, 2021	Vested as at April 30, 2021
February 11, 2021	0.05	0.03	800,000	–	–	(800,000)	–	–
August 16, 2021	0.05	0.54	600,000	–	–	–	600,000	600,000
March 27, 2022	0.05	1.15	1,750,000	–	–	–	1,750,000	1,750,000
August 26, 2022	0.13	–	500,000	–	–	(500,000)	–	–
December 30, 2022	0.13	1.91	–	6,150,000	–	(6,150,000)	–	–
April 19, 2023	0.05	2.21	800,000	–	–	–	800,000	800,000
August 12, 2023	0.05	2.53	3,120,000	–	(100,000)	–	3,020,000	3,020,000
December 3, 2023	0.05	2.84	7,000,000	–	–	–	7,000,000	7,000,000
May 22, 2024	0.12	3.31	7,950,000	–	–	–	7,950,000	7,950,000
November 3, 2024	0.15	3.76	700,000	–	–	–	700,000	700,000
November 24, 2024	0.16	3.82	900,000	–	–	–	900,000	900,000
March 26, 2025	0.11	4.15	300,000	–	–	–	300,000	300,000
April 23, 2025	0.12	4.23	4,000,000	–	–	(300,000)	3,700,000	3,700,000
December 30, 2025	0.13	4.92	–	9,500,000	–	(9,500,000)	–	–
Total			28,420,000	15,650,000	(100,000)	(17,250,000)	26,720,000	26,720,000
Weighted average exercise price			CA$0.09	CA$0.13	CA$0.05	CA$0.13	CA$0.09	CA$0.09
Aggregate intrinsic value			$801,922				$597,721	$597,721
Weighted average remaining life			3.18				2.78	2.78

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

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of its outstanding warrants and broker warrants denominated in Canadian dollars as a derivative liability. The fair value of outstanding broker warrants was reversed out of additional paid-in capital. On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the June 2021 Convertible Debenture from a hybrid financial instrument to a convertible debt instrument with a beneficial conversion feature. The value of the embedded derivative liability was reclassified to additional paid-in capital.

[f] Obligations to issue shares

As at April 30, 2022, the Company received advance share subscriptions in the amount of $388,701 (October 31, 2021 – $209,827) in respect of the non-brokered private placement closed subsequent to the period.

[g] Dilutive common shares

As at April 30, 2022, potentially dilutive common shares relating to common share purchase warrants and options outstanding totaling 96,006,372 (October 31, 2021 – 120,808,982) were not included in the computation of loss per share as the effect would be anti-dilutive.

14.	FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

The Company’s classification of its financial instruments is as follows:

Financial Instruments	Measurement Method	Associated Risk	Fair Value at April 30, 2022 ($)
Cash	FVTPL	Credit and currency	774,409
Other receivables	Amortized cost	Credit and currency	50,765
Subscription receivable	Amortized cost	Credit and currency	185,000
Deposits held by related parties	Amortized cost	Credit and currency	388,757
Accounts payable and accrued liabilities	Amortized cost	Currency	2,715,924
Due to related parties	Amortized cost	Currency	1,253,280
Convertible debenture, net	Amortized cost and FVTPL	Currency	1,783,584
Warrant liability	FVTPL	Currency	2,468,261

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

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the consolidated statements of loss and comprehensive loss. Upon conversion or exercise of a derivative instrument, the instrument is marked to market at the conversion date and then that fair value is reclassified to equity.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instruments that become subject to reclassification are reclassified at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified on the consolidated balance sheets as current or non-current based on whether or not settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The Company uses the Black-Scholes Option Pricing Model to value derivative liabilities. This model uses Level 3 inputs in the fair value hierarchy established by ASC 820 Fair Value Measurement. The inputs used in determining the fair value of the embedded derivative are disclosed in note 12[e].

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

[i] Interest rate risk

Interest rate risk is the risk that future cash flows of a financial instrument will fluctuate because of changes in the market interest rates. The Company is exposed to interest rate risk on its cash on deposits with banks and, from time to time, on its holdings of short-term investments. As of April 30, 2022, the Company had $774,409 (October 31, 2021 − $462,360) of cash on deposits with banks. The Company had no short-term investment as at April 30, 2022 and October 31, 2021. Given the level of cash held by the Company, fluctuations in the market interest rates had no significant impact on its interest income for the six months ended April 30, 2022.

[ii] Foreign currency risk

The Company is exposed to foreign currency risk on fluctuations related to cash, other receivables, accounts payable, due to related parties and convertible debenture that are denominated in Canadian dollars. The Company has not entered into foreign exchange derivative contracts. A significant change in the currency exchange rates between the US dollar relative to the Canadian dollar could have a material effect on the Company’s financial position, results of operations, or cash flows.

Based on the Company net exposures as at April 30, 2022, assuming that all other variables remain constant, a 5% appreciation or deterioration of the Canadian dollar against the US dollar would result in an increase or decrease of $78,312 in the Company’s net income (loss) and comprehensive income (loss).

The Company had the following assets and liabilities denominated in Canadian dollars:

April 30, 2022
CA$
Cash	208,683
Other receivables	64,930
Accounts payable and accrued liabilities	(1,511,845)
Due to related parties	(765,409)
Total	(2,003,641)

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

[iv] Credit risk

Credit risk is the risk of loss if counterparties do not fulfill their contractual obligations and arises principally from trade receivables. The Company’s credit risk is primarily attributable to cash, and deposits held by related parties. The Company limits its exposure to credit risk on cash as these financial instruments are held with major Canadian and international banks. Other receivables consist primarily of GST due from the Federal Government of Canada. Management believes the credit risk concentration with respect to other receivables is remote. The carrying amount of financial assets recorded in the financial statements, net of any allowances, represents the Company’s maximum exposure to credit risk.

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

As of April 30, 2022 and October 31, 2021, the Company had working capital deficiency of $7,172,573 and $9,657,316, respectively. As disclosed in note 1 to these Financial Statements, the ability of the Company to continue as a going concern is dependent on many factors. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed for at least one year from the date of these Financial Statements are issued. The Company has financed its activities and operations through equity issuances and debt financing and expects to continue to do so to the extent such financing is available. There can be no assurance that such financing will be available under terms acceptable to the Company or at all. Liquidity risk has been assessed as high.

15.	SEGMENTED INFORMATION

The Company focuses on plant operations and magnesium production and continues to move towards the buildout of its pilot plant facility and the development of a full-scale commercial magnesium production facility. The Company also owns mining claims for the exploration and development of mineral property interests. Geographic information for the Company’s assets is as follows:

	April 30, 2022	October 31, 2021
	$	$

Canada – property, plant and equipment	3,946,315	2,546,383
United States – property, plant and equipment	31,304	28,321
United States – mineral property costs	93,453	93,453
	4,071,072	2,668,157

Canada – other assets	392,853	1,554,827
United States – other assets	1,611,578	290,528
	2,004,431	1,845,355

Total Assets	6,075,503	4,513,512

16.	SUBSEQUENT EVENTS

Subsequent to April 30 2022, upon exercise of common share purchase warrants, the Company issued an aggregate 3,793,331 common shares at a price CA$0.19 per share for gross proceeds of CA$720,733, and 800,000 common shares at a price of CA$0.05 per share for gross proceeds of CA$40,000. A total of 1,153,414 warrants and 13,725 broker warrants expired unexercised.

Subsequent to April 30, 2022, upon exercise of stock options, the Company issued 300,000 common shares at a price of CA$0.05 per share for gross proceeds of CA$15,000 and 250,000 common shares at a price of CA$0.13 per share for gross proceeds of CA$32,500.

On May 9, 2022, the Company closed the first tranche of a non-brokered private placement and issued 1,727,000 units at a price of $0.25 per unit for gross proceeds of $431,750. On June 3, 2022, the Company closed the second and final tranche of the non-brokered private placement and issued 740,000 units at a price of $0.25 per unit for gross proceeds of $185,000. The Company issued a total of 2,467,000 units for total gross proceeds of $616,750. Each unit consists of one common share and one common share purchase warrant entitling the holder thereof to acquire a further common share at a price of $0.45 for a period of one year from the date of closing.

On June 8, 2022, the Company issued 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026.

ITEM 2. MANAEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are on a fiscal year, as such the three-month period ending April 30, 2022 is our second quarter and the three-month period ending April 30 is referred to as the “three months” or “second quarter”. The six-month period ending April 30 is referred to as the “six months” or “year-to-date”. The fiscal year ended October 31, 2021 is referred to as “Fiscal 2021” and the coming fiscal year ending October 31, 2022 is referred to as “Fiscal 2022”.

Overview of the Business

We are a reporting issuer in Canada and in the United States. We are listed for trading on the TSX Venture Exchange (the “TSXV”) under the symbol “WMG”. Our common stock is also traded in the United States on the OTCQB tier of the OTC Markets (the “OTCQB”) under the symbol “MLYF” and in Germany on the Frankfurt Stock Exchange under the symbol “3WM”.

We have developed proprietary magnesium production technology with the aim of becoming a premier low-cost producer of green primary magnesium metal. We are in the final stages of construction and commencing test production of magnesium at a research and development pilot plant in metropolitan Vancouver, British Columbia, Canada. We have commenced testing at this facility in the last calendar quarter of 2021, and our proprietary continuous reactor has begun operation and has produced magnesium metal under our target temperature and pressure in the second calendar quarter of 2022. The remainder of the equipment is undergoing final checks which will allow the plant to enter the demonstration phase. Our proprietary technology utilizes a continuous silicothermic process that is expected to produce high grade magnesium with low labor and energy costs while generating minimal waste and toxic by-products.

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

Corporate History

We were incorporated under the Company Act (British Columbia) on March 24, 1966 as “Ft. Lauderdale Resources Inc.” We changed our name to Amcorp Industries Inc. on July 20, 1990, to Molycor Gold Corporation on May 17, 1996, to Nevada Clean Magnesium Inc. on April 16, 2012 and to Western Magnesium Corporation on May 14, 2019. On May 14, 2019, we discontinued from the jurisdiction of the Business Corporations Act (British Columbia) and domesticated under the General Corporation Law of the State of Delaware under the name “Western Magnesium Corporation.” In connection with the name change, we also changed our stock symbol to “WMG” on the TSXV. We have two wholly-owned subsidiaries: Western Magnesium Corp., incorporated in the State of Nevada in the United States which owns our mining claims in the Schell Creek Range located southeast of Ely, Nevada and manages the Company’s Nevada properties; and Western Magnesium Canada Corp., incorporated on May 3, 2019 in British Columbia, Canada which manages our Canadian operations.

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

On October 9, 2006, we acquired the Tami Mosi Mining Claim. On May 1, 2009, an Initial Resource Estimate was completed by Norm Tribe & Associates, Ltd. On June 11, 2010, a Phase 1 Process Development Study for Exploitation of the Tami Mosi Mining Claim was completed by Haze Research, Inc. On August 3, 2011, an updated resource estimate was completed by Tetra Tech, Inc. (“Tetra Tech”), on September 15, 2011 a Preliminary Economic Assessment and Technical Report of the Tami-Mosi Magnesium Project was completed by Tetra Tech and amended on July 4, 2014.

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

In December 2018, our technical team produced a magnesium ingot from dolomite obtained from the Tami Mosi Mining Claim. This accomplishment completed the proof-of-concept stage allowing us to develop a pilot magnesium furnace based on the bench scale furnace.

Plan of Operations

In order to complete construction and testing at our planned research and development pilot plant, the following are the key milestones that we expect to achieve over the next 12 months following the date of this Quarterly Report on Form 10-Q:

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

We estimate that the costs to complete this work will be approximately $8,000,000. We have commenced testing of the pilot reactor in the last calendar quarter of 2021, and our proprietary continuous reactor has begun operation and has produced magnesium metal under our target temperature and pressure in the second calendar quarter of 2022. Continuous demonstration phase operation will take place throughout the third calendar quarter of 2022.

Following completion of our magnesium research and development pilot plant, we intend to construct a full-scale magnesium production facility with expected capacity to produce 100,000 metric tons per year that will be scalable for greater production levels located on 122 acre property located in Harrison County, Ohio. The proposed plant will be adjacent to the future home of a modern mixed fuels power plant which is expected to provide power to our planned magnesium production plant. The proposed Harrison County, Ohio location is close to a dolomite supply and has an infrastructure of rail and highway that is capable of transporting our magnesium finished product to industries across the United States. Our plans will require a significant amount of additional capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” We have no current plans to extract minerals from any of our mining claims.

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

In the thermal-reduction method, calcined magnesium containing ores (magnesite and dolomite) are broken down into fine powder and mixed with reducing agents and catalyst agent. The mixture is heated in a vacuum chamber producing magnesium vapors which later condense into crystals. The crystals are then melted, refined and poured into ingots for further processing.

The Pidgeon process, using ferrosilicon as a catalyst, is most commonly used for production of magnesium as its operation is relatively easy and has a low capital cost. The traditional process using horizontal retorts is high in energy consumption and has low productivity.

Selected Financial Information

The following table summarizes our consolidated financial condition as at April 30, 2022 and October 31, 2021. The selected consolidated financial information set out below may not be indicative of our future performance.

	April 30, 2022	October 31, 2021
	$	$
Total assets	6,075,503	4,513,512
Current liabilities	8,691,474	10,891,270
Non-current liabilities	254,147	32,280
Shareholders’ deficit	(2,870,118)	(6,770,038)
Deficit	(65,894,907)	(52,129,621)
Working capital deficiency	(7,172,573)	(9,657,316)

Results of Operations

For the three months ended April 30, 2022 (“Q2 2022”), the Company recorded net income of $1,181,243 ($0.00 per common share), as compared to net loss of $403,910 ($0.00 per common share) for the same period in the preceding year (“Q2 2021”). The variance of $1,585,153 in Q2 2022 compared to Q2 2021 was attributable primarily to a $4,858,644 gain due to a change in fair value of derivative liability, partially offset by a $3,242,301 increase in operating expenditures. On a year-to-date basis, net loss for the six months ended April 30, 2022 (“YTD 2022”) was $13,765,286 ($0.03 per common share), as compared to $2,554,388 ($0.01 per common share) for the same period in the preceding year (“YTD 2021”). The increase of $11,210,898 in net loss in YTD 2022 compared to YTD 2021 was due primarily to a $7,059,356 increase in non-operating expenses and a $4,151,542 increase in operating expenses.

The following table summarizes our results of operations for Q2 2022 and YTD 2022, compared to the same periods in the preceding year. The selected consolidated financial information set out below may not be indicative of our future performance.

	Three Months Ended		Six Months Ended
	April 30,		April 30,
	2022	2021	2022	2021
	$	$	$	$
Operating expenses	(3,677,401)	(435,100)	(6,722,586)	(2,571,044)
Other income (expense)	4,858,644	31,190	(7,042,700)	16,656
Net income (loss)	1,181,243	(403,910)	(13,765,286)	(2,554,388)
Net income (loss) per share	0.00	(0.00)	(0.03)	(0.01)

Three Months Ended April 30, 2022 Compared to Three Months Ended April 30, 2021

Operating Expenses

Operating expenses were $3,677,401 for Q2 2022, as compared to $435,100 for Q2 2021. The increase of 3,242,301 in operating expenditures was due primarily to increases in stock-based compensation, legal and professional fees, salaries and benefits, and interest, partially offset by a decrease in engineering expenses. The variances were primarily comprised of:

Stock-based compensation [Q2 2022 – $302,254; Q2 2021 – ($1,060,085); Variance – $1,362,339]

Stock-based compensation fluctuated depending on timing of option grant. During Q2 2022, the Company recorded stock-based compensation of $302,254 upon the grant of 1,000,000 stock options to an officer and certain employees. During Q2 2021, the Company reversed stock-based compensation of $1,060,085 for 15,650,000 stock options granted to certain directors, officers, employees and consultants on December 30, 2020 which were then nullified as they exceeded the maximum allowed under the Company’s stock option plan. This resulted in a non-cash variance of $1,362,339 between the two reporting periods. Subsequent to Q2 2021, the Company received shareholders’ approval on the amendment to the Company’s stock option plan to increase the number of common shares reserved for issuance under such plan and rectified the grant of these options.

Legal and professional fees (Q2 2022 – $970,206; Q2 2021 – $263,841; Variance – $706,365)

The Company incurred legal and professional fees of $970,206 during Q2 2022, as compared to $263,841 during Q2 2021. The increase of $706,365 in legal and professional fees was attributable mainly to litigations discussed elsewhere in this Quarterly Report on Form 10-Q, the Company’s registration of its Common Stock with the US Securities and Exchange Commission and other securities related matters, the setup of the new headquarter and management team in McLean, Virginia close to the Washington DC metropolitan area, U.S. site selection and government incentives advance strategies, as well as for audit and valuation services rendered during Q2 2022.

Salaries and benefits (Q2 2022 – $1,201,297; Q2 2021 – $631,284; Variance – $570,013)

The Company incurred salaries and benefits of $1,201,297 during Q2 2022, as compared to $631,284 during Q2 2021, representing an increase of $570,013. This was due mainly to increased personnel headcount as the Company set up its new headquarters and management team in McLean, Virginia close to the Washington DC metropolitan area and its continued effort in the buildout of its research and development pilot plant. As at April 30, 2022, the Company had 31 employees including 10 senior management members. At April 30, 2021, the Company had 22 employees including 5 senior management members. Certain senior management members’ salaries were also adjusted to be in line with industry standards.

Interest (Q2 2022 – $326,868; Q2 2021 – $17,760; Variance – $309,108)

The Company incurred interest of $326,868 during Q2 2022, as compared to $17,760 during Q2 2021. On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the June 2021 Convertible Debenture from a hybrid financial instrument to a convertible debt instrument with a beneficial conversion feature. The Company allocated the intrinsic value of the beneficial conversion feature of the June 2021 Convertible Debenture capped at the face value of $1,500,000 to additional paid-in capital and recognized a debt discount of the same amount to be amortized as interest expense over the period from issuance date to maturity date using the effective interest method. During Q2 2022, the Company also allocated the intrinsic value of the beneficial conversion feature of the April 2022 Convertible Debenture of $240,000 to additional paid-in capital and recognized a debt discount of the same amount to be amortized as interest expense until its maturity. The increase of $309,108 in interest during Q2 2022 was attributable primarily to the interest expense of $300,735 from the amortization of the debt discount on partial conversion of the June 2021 Convertible Debenture during the period.

Engineering expenses [Q2 2022 – ($1,565); Q2 2021 – $119,066; Variance – ($120,631)]

For Q2 2022, the Company recorded a net recovery of $1,565 in engineering expenses due to a reclassification of certain expenses as capital assets. Engineering expenses was $119,066 for Q2 2021, which resulted in a variance of $120,631 between the two reporting periods.

Other Income (Expense)

Other income was $4,858,644 for Q2 2022, as compared to $31,190 for Q2 2021. The increase of $4,827,454 in other income was non-cash and was due mainly to the gain in the change in fair value of derivative liability of warrants and broker warrants, which were reclassified as derivative liabilities upon the Company’s functional currency change on November 1, 2021. The variance was comprised of:

Change in fair value of derivative liability (Q2 2022 – $4,858,644; Q2 2021 – $31,190; Variance – $4,827,454)

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of its outstanding warrants and broker warrants denominated in Canadian dollars as derivative liabilities measured at fair value through other income (expense) in the Company’s consolidated statements of loss and comprehensive loss at the end of each reporting period. For Q2 2022, the Company recognized a non-cash gain of $4,704,451 on re-measurement of its derivative liability of warrants and broker warrants.

The Company’s functional currency change also resulted in the reclassification of the July 2021 Convertible Debenture from a convertible debt instrument with a beneficial conversion feature to a hybrid financial instrument comprised of a debt host liability and an embedded derivative liability. The debt host liability of the convertible note will be amortized at cost, with the embedded derivative liability measured at fair value through profit and loss at the end of each reporting period. For Q2 2022, the Company recognized a non-cash gain of $154,193 on re-measurement of its July 2021 Convertible Debenture on its conversion on April 22, 2021. For Q2 2021, the Company recognized a non-cash gain of $31,190 on re-measurement of its July 2020 Convertible Debenture.

The above resulted in a variance of $4,827,454 between the two reporting periods.

Six Months Ended April 30, 2022 Compared to Six Months Ended April 30, 2021

Operating Expenses

Operating expenses were $6,722,586 for YTD 2022, as compared to $2,571,044 for YTD 2021. The increase of $4,151,542 in operating expenditures was due primarily to increases in legal and professional fees, salaries and benefits, interest, stock-based compensation, depreciation, and investor relations expenses. The variances were primarily comprised of:

Legal and professional fees (YTD 2022 – $1,577,054; YTD 2021 – $287,586; Variance – $1,289,468)

The Company incurred legal and professional fees of $1,577,054 for YTD 2022, as compared to $287,586 for YTD 2021. The significant increase of $1,289,468 in legal and professional fees was attributable mainly to litigations discussed elsewhere in this Quarterly Report on Form 10-Q, the Company’s registration of its Common Stock with the US Securities and Exchange Commission and other securities related matters, the setup of the new headquarter and management team in McLean, Virginia close to the Washington DC metropolitan area, U.S. site selection and government incentives advance strategies, as well as for audit and valuation services rendered during YTD 2022.

Salaries and benefits (YTD 2022 – $2,196,839; YTD 2021 – $1,366,932; Variance – $829,907)

The Company incurred expenses for salaries and benefits of $2,196,839 for YTD 2022, as compared to $1,336,932 for YTD 2021, representing an increase of $829,907. This was due mainly to increased personnel headcount as the Company set up its new headquarters and management team in McLean, Virginia close to the Washington DC metropolitan area and its continued effort in the buildout of its research and development pilot plant. As at April 30, 2022, the Company had 31 employees including 10 senior management members. While at April 30, 2021, the Company had 22 employees including 5 senior management members. Certain senior management members’ salaries were also adjusted to be in line with industry standards.

Interest (YTD 2022 – $649,148; YTD 2021 – $36,334; Variance – $612,814)

The Company incurred interest of $649,148 during YTD 2022, as compared to $36,334 during YTD 2021. On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the June 2021 Convertible Debenture from a hybrid financial instrument to a convertible debt instrument with a beneficial conversion feature. The Company allocated the intrinsic value of the beneficial conversion feature of the June 2021 Convertible Debenture capped at the face value of $1,500,000 to additional paid-in capital and recognized a debt discount of the same amount to be amortized as interest expense over the period from issuance date to maturity date using the effective interest method. During Q2 2022, the Company also allocated the intrinsic value of the beneficial conversion feature of the April 2022 Convertible Debenture of $240,000 to additional paid-in capital and recognized a debt discount of the same amount to be amortized as interest expense until its maturity. The increase of $612,814 in interest in YTD 2022 was attributable primarily to the interest expense of $600,769 from amortizing the debt discount on partial conversion of the June 2021 Convertible Debenture during the period.

Stock-based compensation (YTD 2022 – $433,829; YTD 2021 – $nil; Variance –$433,829)

In YTD 2022, the Company recorded stock-based compensation of $433,529 upon the grant of 1,250,000 stock options to an officer and certain employees. While in YTD 2021, the Company recorded $nil in stock-based compensation, resulting in a non-cash variance of $433,829 between the two reporting periods. The adoption of our 2021 Equity Incentive Plan which was approved by our shareholders during Fiscal 2021 is intended to promote our long-term financial interests and growth by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of our business. Moreover, our 2021 Equity Incentive Plan aims to align the interests of eligible participants with those of our shareholders through opportunities for increased equity-based ownership in our company.

Depreciation (YTD 2022 – $242,327; YTD 2021 – $96,993; Variance – $145,334)

In YTD 2022, the Company recorded $242,327 in depreciation expense, of which $118,366 were in relation to its right-of-use assets and $123,961 were in relation to property, plant and equipment purchased. While in YTD 2021, the Company recorded $96,993 in depreciation expense, of which $88,348 were right-of-use assets related and $5,645 were property, plant and equipment related. The increase of $145,334 in depreciation expense was due to the new right-of-use assets recognized in association with its new corporate head leased in September 2021 as well as increased capital expenditures as the Company continued to invest in the buildout of its research and development pilot plant facility.

Investor relations (YTD 2022 – $215,834; YTD 2021 – $70,936; Variance – $144,898)

Investor relations expenses were $215,834 in YTD 2022, as compared to $70,936 in YTD 2021. The increase of $144,898 in investor relations was a result of the Company’s increased financing activities, the development of a shareholders’ program to increase the Company’s name recognition and to grow shareholders’ value, as well as the preparation and promotion for up listing on other major exchanges.

Other Income (Expense)

Other expense was $7,042,700 for YTD 2022, as compared to other income of $16,656 for YTD 2021. The variance of $7,059,356 in other income (expense) was non-cash and was due mainly to the reclassification of warrants and broker warrants as derivative liability and the subsequent fair value re-measurement, and the accounting treatment of its convertible debentures resulted from the Company’s functional currency change. The variances were comprised of:

Change in fair value of derivative liability [YTD 2022 – ($6,701,147); YTD 2021 –$16,656; Variance – ($6,717,803)]

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of its outstanding warrants and broker warrants denominated in Canadian dollars as derivative liabilities measured at fair value through other income (expense) in the Company’s consolidated statements of loss and comprehensive loss at the end of each reporting period. For YTD 2022, the Company recognized a non-cash loss of $7,060,790 on reclassification and re-measurement of its derivative liability of warrants and broker warrants.

The Company’s functional currency change also resulted in the reclassification of the July 2021 Convertible Debenture from a convertible debt instrument with a beneficial conversion feature to a hybrid financial instrument comprised of a debt host liability and an embedded derivative liability. The debt host liability of the convertible note will be amortized at cost, with the embedded derivative liability measured at fair value through other income (expense) in the Company’s consolidated statements of loss and comprehensive loss at the end of each reporting period. For YTD 2022, the Company recognized a non-cash gain of $359,643 on re-measurement and conversion of its July 2021 Convertible Debenture. For YTD 2021, the Company recognized a non-cash loss $45,724 on re-measurement of its July 2020 Convertible Debenture.

The above resulted in a variance of $6,717,803 between the two reporting periods.

Loss on recognition of debt host liability [YTD 2022 – ($341,553); YTD 2021 – $Nil; Variance – ($341,553)]

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the July 2021 Convertible Debenture from a convertible debt instrument with a beneficial conversion feature to a hybrid financial instrument. The embedded derivative liability was valued at $421,095 (CA$529,400) which exceeded the face value of the note itself of $79,542 (CA$100,000), the debt host liability was then assigned a face value of $1, with an immediate loss of $341,553 (CA$429,400) on recognition of the debt host liability.

Components of our Results of Operations

Operating Expenses

Operating expenses consist of general and administrative, research and development, business development, stock-based compensation, interest and accretion, and depreciation and amortization.

General and administrative expenses primarily include salaries and benefits, legal and professional fees, consulting, management, travel expenses, investor relations, shareholder communications, regulatory fees, facilities and rent, computer system and software, and office and other general and administrative expenses.

Research and development expenses include engineering expenses which are in relation to the design and modeling of the magnesium pilot plant facility and the magnesium furnace reactor, as well as the commercialization of our technology, and due diligence expenses which pertain to those incurred in the potential acquisition of a smelter site for magnesium metal production.

Business development expenses include expenses in relation to U.S. site selection, government incentives advance strategies, and other federal and industry advocacy to accelerate the development of the Company’s pioneering technologies and efforts to manufacture magnesium metal in the U.S. in an eco-friendly manner that will help meet the U.S. demand for magnesium metal.

Stock-based compensation on stock options issued to directors, officers and employees is measured at the fair value on the date of grant and expensed over the vesting period. For stock options issued to consultants, the fair value is periodically re-measured until the counterparty performance is complete.

Interest and accretion relate to convertible debt instruments, right-of-use assets, and other general vendor accounts.

Depreciation and amortization includes recognition of depreciation of property, plant and equipment and right-of-use assets over their depreciable lives.

Other Income (Expense)

Other income (expense) consists of non-cash change in fair value of derivative liability and non-cash loss on recognition of debt host liability.

Working Capital Deficiency

The calculation of working capital deficiency provides additional information and is not defined under GAAP. We define working capital deficiency as current assets less current liabilities. This measure should not be considered in isolation or as a substitute for any standardized measure under GAAP. This information is intended to provide investors with information about our liquidity. Other companies in our industry may calculate this measure differently than we do, limiting its usefulness as a comparative measure.

Liquidity and Capital Resources

As of April 30, 2022 and October 31, 2021, we had total current liabilities of $8,691,474 and $10,891,270, respectively, and current assets of $1,518,901 and $1,233,954, respectively, to meet our current obligations. As of April 30, 2022, we had working capital deficiency of $7,172,573, an increase of working capital of $2,484,743 as compared to October 31, 2021, driven primarily by non-cash items including the reclassification of warrants and broker warrants as derivative liabilities resulted from the Company’s functional currency change and the periodic re-measurement at fair value with changes in fair value through other income (expense) in the Company’s consolidated statements of loss and comprehensive loss, partly offset by a decrease in derivative liabilities due to reclassifications of convertible debentures also resulted from the Company’s functional currency change.

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of its outstanding warrants and broker warrants denominated in Canadian dollars as derivative liabilities measured at fair value with changes in fair value reported in earnings as they occur at the end of each reporting period. As at April 30, 2022, the derivative liability of warrants and broker warrants were valued at $2,465,603 (October 31, 2021 – $nil) and $2,658 (October 31, 2021 – $nil), respectively.

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the June 2021 Convertible Debenture from a hybrid financial instrument accounted for in accordance with ASU 815-15 to a convertible debt instrument with a beneficial conversion feature accounted for in accordance with ASU 470-20. The value of the embedded derivative liability of $7,449,700 was reclassified to additional paid-in capital. The Company’s functional currency change also resulted in the reclassification of the July 2021 Convertible Debenture from a convertible debt instrument with a beneficial conversion feature accounted for in accordance with ASU 470-20 to a hybrid financial instrument accounted for in accordance with ASU 815-15. Fair value adjustments were made to the embedded derivative liability of the July 2021 Convertible Debenture on conversion date of April 22, 2022, resulting in a value of $nil.

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity and debt financing. As of April 30, 2022, cash generated from financing activities was not sufficient to fund operations and, in particular, to fund our growth strategy in the short-term or long-term. As a result, we raised additional funds from equity and debt financing transactions during YTD 2022 and Fiscal 2021 as discussed below under “Recent Financing Transactions.” The primary need for liquidity is to fund working capital requirements of the business, including operational and business development expenses, develop and construct our planned research and development pilot magnesium production facility and the capital expenditures associated with that project. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations, to make planned capital expenditures, to execute on the development and operation of our planned research and development pilot facility, to develop a full-scale commercial magnesium production facility and to make scheduled debt and rent payments and to repay or refinance indebtedness depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or at all, or obtained on commercially reasonable terms acceptable to us.

As of April 30, 2022, there have not been any meaningful impact or disruptions to our operations as a result of the COVID-19 pandemic. We continue to assess the impact of COVID-19 on an ongoing basis.

Recent Financing Transactions

On September 10, 2020, we announced a non-brokered private placement of up to 53,846,154 units priced at CAD$0.13 per unit (the “Unit”) for an aggregate offering of up to CAD$7,000,000 (the “September 2020 Private Placement”). Each Unit is comprised of one share of our common stock and one common share purchase warrant exercisable at CAD$0.19 per share for a period of one year from the date of issuance. On November 20, 2020, we closed the first tranche of the September 2020 Private Placement of 5,599,171 Units for gross proceeds of $556,876 (CAD$727,892). On January 15, 2021, we closed the second tranche of the September 2020 Private Placement consisting of 7,337,914 Units for gross proceeds of $749,435 (CAD$953,930). On January 29, 2021, we closed the third tranche of the September 2020 Private Placement consisting of 5,382,303 Units for gross proceeds of $547,496 (CAD$699,699). On March 24, 2021, we closed the fourth tranche of this offering and issued 6,554,172 Units for gross proceeds of $678,270 (CAD$852,042). On April 27, 2021, we closed the fifth and final tranche of this offering and issued 851,395 Units for gross proceeds of $89,237 (CAD$110,681). We closed an aggregate 25,724,955 Units for aggregate gross proceeds of $2,621,314 (CAD$3,344,244) and incurred aggregate share issue costs of $195,614 in connection to this offering.

On May 5, 2021, we announced a non-brokered private placement priced at CAD$0.13 per unit (the “Unit”) to raise gross proceeds of up to CAD$3,000,000 (the “May 2021 Private Placement”). Each Unit in this offering consists of one share of our common stock and one common share purchase warrant exercisable at a price of CAD$0.19 per share for a period of one year from the date of issuance. On May 28, 2021, we closed the first tranche of the May 2021 Private Placement issuing 5,223,420 Units for gross proceeds of $561,844 (CAD$679,044). On June 17, 2021, we closed the second and final tranche of this offering consisting of 17,853,506 Units for gross proceeds of $1,880,687 (CAD$2,320,956). We closed at the maximum offering and issued an aggregate 23,076,926 Units for aggregate gross proceeds of $2,442,531 (CAD$3,000,000). We incurred aggregate share issue costs of $154,336 in connection with this offering.

On May 18, 2021, we issued 1,360,959 common shares on the conversion of the July 2020 Convertible Debenture including conversion of accrued interest and 263,973 common shares valued at $26,286 in transaction costs.

On June 7, 2021, we received final approval from the TSX-V for an agreement with Industrial Surplus Supplies Ltd. (“ISL”), pursuant to which ISL will build a prototype internally heated testing lab furnace for the testing of a magnesium production process. We issued 1,538,461 common shares at a price of CAD$0.24 per share with a total fair value of $305,832 (CAD$369,231) for equipment.

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

Under the terms of the June 10, 2021 Securities Purchase Agreement we entered into as part of the offering of the June 2021 Convertible Debenture (the “2021 Securities Purchase Agreement”), we agreed to use commercially reasonable efforts to file a registration statement with the SEC by August 14, 2021, covering the public resale of the shares of common stock underlying such debenture and, upon its conversion, the Class A and Class B Warrants issuable upon such conversion (the “Underlying Shares”), and to use our best efforts to cause the registration statement to be declared effective on October 13, 2021. In addition, we agreed to provide the holder to the June 2021 Convertible Debenture certain piggy-back registration rights if we do not have an effective registration statement covering the Underlying Shares and we propose to file any registration statement under the Securities Act with respect to our common stock. We will pay all costs associated with the registration statements, other than underwriting commissions and discounts. On December 13, 2021, our Form 10 Registration Statement filed with the SEC was declared effective.

In addition to certain covenants contained in the 2021 Securities Purchase Agreement, the terms of the Convertible Debenture contain certain negative covenants by us, including:

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

In the event we issue or sell any common stock or common stock equivalents with terms that the purchaser then holding outstanding June 2021 Convertible Debenture (the “Convertible Debenture Holder”) or the Class A and B Warrants reasonably believes are more favorable to such holder than are the terms of the June 2021 Convertible Debenture or the Class A and B Warrants (the “MFN Securities”), then upon notice to us by such holder within five trading days after notice to such holder by us, we will use commercially reasonable efforts to obtain the approval of the TSX-V and any additional required regulatory approval to amend the terms of the June 2021 Convertible Debenture or the Class A and B Warrants as required, as the case may be, so as to give such holder the benefit of such more favorable terms or conditions. If we fail to obtain such regulatory approvals and the approval of the TSX-V, then absent such approval we are forbidden to issue the MFN Securities.

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

On July 15, 2021, we closed a non-brokered private placement of an unsecured convertible note in the principal amount of $79,542 (CAD$100,000, the “July 2021 Convertible Debenture”). The note bears interest at 12% per annum and is due on the date that is one year following the closing date. The note is convertible into common shares of the Company at the price of CAD$0.12 per share and will have warrants exercisable for a price of CAD$0.20 for a period of two years. Any accrued but unpaid interest will be payable on the earlier of the maturity date and the date of conversion in cash or common shares. No finder’s fees were paid in connection with this offering.

On July 16, 2021, we closed a non-brokered private placement and issued 4,350,000 units at a price of CAD$0.20 per unit (the “Unit”) for gross proceeds of $690,860 (CAD$870,000, the “July 2021 Private Placement”). Each Unit in this offering consists of one share of our common stock and one common share purchase warrant exercisable at a price of CAD$0.30 per share for a period of one year from the date of issuance. We incurred aggregate share issue costs of $48,319 in connection with this offering.

On August 11, 2021, we closed a non-brokered private placement and issued 3,827,601 units at a price of CAD$0.55 ($0.44) per unit (the “Unit”) for gross proceeds of $1,683,336 (CAD$2,105,180, the “August 2021 Private Placement”). Each Unit in this offering consists of one share of our common stock and one common share purchase warrant exercisable at a price of CAD$0.65 ($0.52) per share for a period of eighteen months from the date of issuance. We incurred aggregate share issue costs of $124,923 in connection with this offering.

During the fiscal year ended October 31, 2021, upon the exercise of common share purchase warrants we issued an aggregate 1,964,901 common shares at a price of CAD$0.05 per share for gross proceeds of $77,896 (CAD$98,245), an aggregate 1,931,450 common shares at a price of CAD$0.19 per share for gross proceeds of $292,890 (CAD$366,976), and an aggregate 3,118,618 common shares at a price of CAD$0.21 per share for gross proceeds of $516,735 (CAD$654,910). Upon exercise, $4,291 (CAD$5,333) previously recorded in additional paid-in capital was reclassified to share capital.

During the fiscal year ended October 31, 2021, upon the exercise of options we issued an aggregate 2,000,000 common shares at a price of CAD$0.05 per share for gross proceeds of $80,058 (CAD$100,000), an aggregate 200,000 common shares at a price of CAD$0.11 per share for gross proceeds of $17,456 (CAD$22,000), an aggregate 300,000 common shares at a price of CAD$0.12 per share for gross proceeds of $29,096 (CAD$36,000), an aggregate 100,000 common shares at a price of CAD$0.13 per share for gross proceeds of $10,315 (CAD$13,000), and an aggregate 30,000 common shares at a price of CAD$0.16 per share for gross proceeds of $3,809 (CAD$4,800). Upon exercise, $121,932 (CAD$152,218) previously recorded in additional paid-in capital was reclassified to share capital.

Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by Sam Ataya, a director and officer of our Company, is eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. During the fiscal year ended October 31, 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CAD$0.65 per share for a fair value of $4,796,832 (CAD$5,956,226) as share issue costs.

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

During the three months ended January 31, 2022, upon the exercise of common share purchase warrants we issued an aggregate 15,159,448 common shares at a price of CAD$0.19 per share for gross proceeds of $2,279,136 (CAD$2,880,295), 200,000 common shares at a price of CAD$0.05 per share for gross proceeds of $7,830 (CAD$10,000), and 30,000 common shares at a price of CAD$0.30 per share for gross proceeds of $6,981 (CAD$9,000). We issued a total of 15,389,448 common shares for gross proceeds of $2,293,946 (CAD$2,899,295). A total of 2,428,363 warrants expired unexercised.

On March 10, 2022, we issued 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026. On April 27, 2022, the Company issued a further 2,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 2,000,000 common shares, 1,000,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 1,00,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026.

On April 14, 2022, we entered into a securities purchase agreement (the “2022 Securities Purchase Agreement”) and closed a non-brokered private placement of an unsecured convertible note in the principal amount of $2,000,000 (the “April 2022 Convertible Debenture”). The note bears interest at 15% per annum and matures on October 14, 2023. The April 2022 Convertible Debenture is convertible into 6,666,667 units, where each unit consists of one share of the Company’ common stock and one common stock purchase warrant exercisable at a price of $0.40 per share for a period of five years from the date of issuance.

The April 2022 Convertible Debenture may not be prepaid prior to maturity and contains customary events of default relating to, among other things, payment defaults, breach of representations and warranties, and breach of provisions of the 2022 Securities Purchase Agreement or the April 2022 Convertible Debenture.

In event of default under the April 2022 Convertible Debenture, the interest rate shall increase to the lesser of 20% per annum or the maximum rate permitted under applicable law until paid and the following “Mandatory Default Amount” shall be paid, if demanded by the purchaser: the sum of (a) the greater of (i) the outstanding principal amount of the April 2022 Convertible Debenture divided by the conversion price on the date the Mandatory Default Amount is either (A) demanded (if demand or notice is required to create an event of default) or otherwise due or (B) paid in full, whichever has a lower conversion price, multiplied by the VWAP on the date the Mandatory Default Amount is either (x) demanded, (y) due, or (z) paid in full, whichever is highest, or (ii) 125% of the outstanding principal amount of the April 2022 Convertible Debenture plus (b) all other amounts, costs, expenses and liquidated damages due in respect of the April 2022 Convertible Debenture.

Pursuant to the terms of the 2022 Securities Purchase Agreement, we also entered into a registration rights agreement dated April 14, 2022 (the “2022 Registration Rights Agreement”). Pursuant to the terms of the 2022 Registration Rights Agreement, we agreed to prepare and file with the SEC a registration statement covering the resale of all shares issued or issuable upon conversion of the April 2022 Convertible Debenture, upon exercise of the respective warrants of the April 2022 Convertible Debenture, upon conversion of the June 2021 Debenture, and upon exercise of the respective warrants of the June 2021 Convertible Debenture. We agreed to file the registration statement with the SEC within 30 days following April 14, 2022 and to use best efforts to have the registration statement declared effective by the SEC within 60 days following April 14, 2022 if the SEC does not review it or by August 12, 2022 if the SEC reviews it. In the event we fail to file the registration statement or such registration statement is not declared effective within the time periods noted above or such registration statement is not kept effective while any of the securities registered pursuant to such registration statement, we will be obligated to pay the holder of the debentures a penalty in cash, in the amount of $20,000 on the date of such failure and on the 30th day of each month following such failure. The 2022 Registration Rights Agreement contains customary indemnification provisions. On May 25, 2022, we filed a Form S-1 Registration Statement with the SEC.

On April 22, 2022, we issued a total of 933,333 common shares and 933,333 common share purchase warrants exercisable at a price of CAD$0.20 for a period of two years on the conversion the July 2021 Convertible Debenture including CAD$100,000 principal amount and CAD$12,000 accrued interest.

During the three months ended April 30, 2022, upon the exercise of common share purchase warrants, we issued an aggregate 929,005 common shares at a price of CAD$0.19 per share for gross proceeds of $929,005 (CAD$1,177,755), 2,082,025 common shares at a price of CAD$0.05 per share for gross proceeds of $81,354 (CAD$104,101), and 30,960 common shares at a price of CAD$0.30 per share for gross proceeds of $7,357 (CAD$9,288). A total of 3,191,933 warrants and 40,000 broker warrants expired unexercised.

During the three months ended April 30, 2022, we issued a total of 750,000 common shares on the exercise of stock options at a price of CAD$0.05 per share for gross of $29,715 (CAD$37,500), and reclassified $22,203 from additional paid-in capital to share capital.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended April 30, 2022 and 2021, were as follows:

	Six Months Ended
	April 30,
	2022	2021
	$	$
Net Cash Used in Operating Activities	(4,037,307)	(1,335,724)

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended April 30, 2022 and 2021, were as follows:

	Six Months Ended
	April 30,
	2022	2021
	$	$
Net Cash Used in Investing Activities	(1,601,999)	(397,869)

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended April 30, 2022 and 2021, were as follows:

	Six Months Ended
	April 30,
	2022	2021
	$	$
Net Cash Provided by Financing Activities	5,959,098	1,790,603

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

As of April 30, 2022, we have the following obligations to make future payments, representing contracts and other commitments that are known and committed.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	$	$	$	$	$
Lease obligations – premises	660,138	366,977	293,161	–	–
Lease obligations – machines	26,974	15,640	9,953	1,381	–
Debt and interest obligations	3,620,658	1,170,247	2,450,411	–	–
Total	4,307,770	1,552,864	2,753,525	1,381	–

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

Transactions with Related Parties

Deposits held by related parties

Included in our current assets are the following amounts due from related parties:

	As of April 30, 2022	As of October 31, 2021
	$	$
Deposits held by a director and officer	388,757	291,481
Deposits held by an officer	–	194,981
Deposits held by related parties	388,757	486,462

Due to related parties

Included in our current liabilities are the following amounts due to related parties:

	As of April 30, 2022	As of October 31, 2021
	$	$
Wages payable to directors and officers	357,500	357,500
Benefits payable to directors and officers	730,810	539,209
Fees and expenses payable to directors and officers	164,970	127,878
Interests due to a shareholder	–	2,230
Total due to related parties	1,253,280	1,026,817

Leases

We have entered into a sublease agreement with a company controlled by Sam Ataya, a director and officer of our Company, for our Canadian office at 580 Hornby Street, Suite 900, Vancouver, British Columbia, Canada V6C 3B6. The lease had a two-year term from April 1, 2021 to March 31, 2023 and required a monthly payment of CAD$9,794 for a total of CAD$235,056.

Scope of Work Agreement

Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by Sam Ataya, a director and officer of our Company, is eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. During Fiscal 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CAD$0.65 per share for a fair value of $4,796,832 (CAD$5,956,226) as share issue costs.

Recent Accounting Pronouncements

The following GAAP standards have been recently issued by the Financial Accounting Standards Board (the “FASB”). We are assessing the impact of these new standards on future consolidated financial statements. We have elected to take advantage of the extended transition period allowed for emerging growth companies for complying with new or revised accounting guidance as allowed by Section 107 of the JOBS Act and Section 7(a)(2)(B) of the Securities Act. Pronouncements that are not applicable or where it has been determined do not have a significant impact on us have been excluded herein.

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

(iii)

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

Significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in our consolidated financial statements are described below.

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

Stock-Based Compensation

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

Leases

We use the following policies to evaluate our leases:

Determining a lease: At contract inception, we review the facts and circumstances of the arrangement to determine if the contract is or contains a lease. We follow the guidance in ASU 2016-02, Leases (Topic 842), ASU 2018-11, Leases (Topic 842): Targeted Improvements, and ASU 2019-01, Leases (Topic 842): Codification Improvements to evaluate if:

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

Other Estimates and Assumptions

Other estimates and assumptions where there are potential risk of material adjustments to assets and liabilities in future accounting periods include the recoverability of the carrying value of exploration and evaluation assets, fair value measurements for financial instruments, the recoverability and measurement of deferred tax assets and liabilities and contingent liabilities.

Significant Judgments

The most significant judgments, apart from those involving estimates, in applying accounting policies in our consolidated financial statements include:

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

Financial Instruments and Financial Risk Management

Our financial instruments consist of cash, other receivables, deposits held by related parties, accounts payable, due to related parties, convertible debenture, and derivative liability.

The fair value of financial instruments is the amount of consideration that would be agreed upon in an arm’s length transaction between knowledgeable, willing parties who are under no compulsion to act. The fair value of current financial instruments approximates their carrying values as long as they are short-term in nature or bear interest at market rates.

Financial instruments recorded at fair value are classified using a fair value hierarchy that prioritizes inputs used in determining the fair value and depending on the extent to which they are observable. The three levels of hierarchy are:

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

There have been no changes in risks that have arisen or how the Company manages those risks during the six months ended April 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of April 30, 2022.

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

The Company expects to implement changes to its internal control over financial reporting to enhance the evaluation of accounting transactions and its financial reporting process over the next year. The Company is in the process of hiring additional resources, either in the form of an independent counsel or as consultants, to help identify processes that will strengthen our internal controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

James Sever Claim. On September 29, 2020, James Sever filed a Notice of Civil Claim against us in the Supreme Court of British Columbia (Court File No. S-209728) (the “Sever Claim”). The Sever Claim alleges that Mr. Sever had an employment and/or other similar contractual relationship with us, and that we breached such contractual relationship by way of constructive dismissal or similar conduct. The Sever Claim seeks damages in excess of $2,500,000, certain equity compensation, prejudgment garnishment, costs, interest and other non-monetary relief. On July 27, 2021, we filed a response to the Sever Claim. On April 5, 2022, we filed an amended response to the Sever Claim, which included the following pleadings: (a) British Columbia is an inappropriate and inconvenient forum for the Sever Claim; (b) to the extent that British Columbia is the appropriate forum for the Sever Claim, nonetheless: (i) the Sever Claim is barred in whole or in part by applicable doctrines of delay / statute of limitations, (ii) the Company did not constructively dismiss Mr. Sever and, instead, it was Mr. Sever that abandoned, quit or resigned from his obligations to the Company, (iii) the Company has no debts, liabilities or obligations to Mr. Sever.

We intend to vigorously defend against the Sever Claim, and we believe that the Sever Claim is without merit. We cannot predict the outcome of the claim, however.

GEM Yield Bahamas Limited Arbitration. On December 31, 2020, GEM Yield Bahamas Limited (“GEM”) served us with a Notice of Intention to Arbitrate (the “New York Arbitration Notice”) before the American Arbitration Association in New York, New York (Case No. 01-21-0004-2162) (the “GEM New York Arbitration”). The New York Arbitration Notice alleges we breached a Share Subscription Agreement dated November 15, 2019 entered into between us and GEM (the “GEM Agreement”), among other things, claiming damages of $3.4 million (CAD$4.2 million). On January 19, 2021, we filed a petition in the New York Supreme Court (Index No. 650401/2021 (the “New York State Action”) to stay the GEM New York Arbitration claiming the GEM Agreement was not valid. The Court in the New York State Action ruled on March 19, 2021 that there is an arbitration clause in the GEM Agreement but it is up the arbitrator in the GEM New York Arbitration to determine if the arbitration clause is valid. Following this ruling, the New York State Action was closed. GEM filed a Statement of Claim in the GEM New York Arbitration on June 9, 2021 and on June 25, 2021, we filed a Statement of Answer denying the existence of any binding agreement between us and GEM, among other defenses. In January 2022, we filed a Modified Statement of Defense and Counterclaims. On April 8, 2022, the parties agreed to consolidate this arbitration with the GEM Montreal Arbitration.  The parties then filed consolidated pleadings, and both matters will be decided via arbitration in Montreal. Furthermore, we intend to vigorously defend ourselves and believe the allegations against us in the GEM New York Arbitration lack merit. We cannot predict the outcome of this arbitration proceeding, however.

There have been no substantive motions or pleadings in the GEM New York Arbitration aside from the Statement of Claim and Statement of Answer discussed above.

GEM Yield Bahamas Limited and GEM Global Yield LLC SC Arbitration. On or about February 8, 2021, GEM instituted another arbitration against us before the International Centre for Dispute Resolution in Montreal Canada (Case No. 01-21-0001-1245) (the “GEM Montreal Arbitration”) and joined, GEM’s affiliate, GEM Global Yield LLC SCS (“GEM Global Yield” together with GEM, the “GEM Parties”). Similar to the allegations in the GEM New York Arbitration, the Statement of Claim filed by the GEM Parties alleges we breached a Share Subscription Agreement dated November 15, 2019 and promissory note, among other things, claiming damages of $3.9 million (CAD$4.9 million), in addition to costs and expenses stemming from our alleged failure to issue to GEM Global Yield warrants to purchase up to 33,000,000 shares of our common stock. We filed a Statement of Defense, denying the existence of any binding agreement between us and GEM, among other defenses. In January 2022, we filed an Amended Statement of Defense and Cross-claim. On April 8, 2022, the parties agreed to consolidate this arbitration with the GEM New York Arbitration. The parties then filed consolidated pleadings, and both matters will be decided via arbitration in Montreal. We intend to vigorously defend ourselves in the GEM Montreal Arbitration and believe the allegations against us in this arbitration proceeding lack merit. We cannot predict, however, the outcome of this arbitration proceeding.

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

On September 9, 2021, Lampert filed a Motion seeking the entry of a default judgment (the “Motion”) alleging that Western Magnesium – Nevada failed to file an answer or motion with respect to the complaint in this lawsuit within the time period provided under the civil rules of procedure. We opposed Lampert’s motion for entry of a default judgment and filed a cross-motion to compel Lampert to accept our answer. The Court granted our cross-motion seeking to compel Lampert to accept our answer and denied Lampert’s Motion seeking the entry of a default judgment as moot. On March 4, 2022, the Company filed a Verified Amended Answer, Affirmative Defenses, and Counterclaims. The counterclaims seek at least $120,000 in damages from Lampert.

We intend to vigorously defend ourselves and believe the allegations against us in the Lampert Lawsuit lack merit. We cannot predict the outcome of this lawsuit, however.

Litigation Assessment

We have evaluated the foregoing claims to assess the likelihood of any unfavorable outcome and to estimate, if possible, the amount of potential loss as it relates to the litigation discussed above. Based on this assessment and estimate, which includes an understanding of our intention to vigorously defend the claims against us, we believe that the claims of any of the plaintiffs lack merit, however, and we cannot predict the likelihood of any recoveries by any of the plaintiffs against us. This assessment and estimate is based on the information available to management as of the date of this Quarterly Report on Form 10-Q and involves a significant amount of management judgment, including the inherent difficulty associated with assessing litigation matters in their early stages. As a result, the actual outcome or loss may differ materially from those envisioned by the current assessment and estimate. Our failure to successfully defend or settle these claims could have a material adverse effect on our financial condition, revenue and profitability and could cause the market value of our common stock to decline.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in the 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by us during the quarter ended April 30, 2022 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder and Section 3(a)(10) of the Securities Act.

Common Stock

On March 10, 2022, in connection with a partial conversion of the June 2021 Convertible Debenture, we issued 1,000,000 units to a private investor for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026.

On April 22, 2022, in connection with the conversion of the July 2021 Convertible Debenture including accrued interest, we issued 933,333 units to a private investor for a total of 933,333 common shares and 933,333 common share purchase warrants exercisable at a price of CAD$0.20 for a period of two years.

On April 27, 2022, in connection with a partial conversion of the June 2021 Convertible Debenture, we issued 2,000,000 units to a private investor for a total of 2,000,000 common shares, 1,000,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 1,000,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026.

During the three months ended April 30, 2022, upon the exercise of common share purchase warrants, we issued an aggregate 929,005 common shares at a price of CAD$0.19 per share for gross proceeds of $929,005 (CAD$1,177,755), 2,082,025 common shares at a price of CAD$0.05 per share for gross proceeds of $81,354 (CAD$104,101), and 30,960 common shares at a price of CAD$0.30 per share for gross proceeds of $7,357 (CAD$9,288). A total of 3,191,933 warrants and 40,000 broker warrants expired unexercised.

During the three months ended April 30, 2022, we issued a total of 750,000 common shares on the exercise of stock options at a price of CAD$0.05 per share for gross of $29,715 (CAD$37,500), and reclassified $22,203 from additional paid-in capital to share capital.

Debt Securities

On April 14, 2022, we entered into a securities purchase agreement (the “2022 Securities Purchase Agreement”) and closed a non-brokered private placement of an unsecured convertible note in the principal amount of $2,000,000 (the “April 2022 Convertible Debenture”). The note bears interest at 15% per annum and matures on October 14, 2023. The April 2022 Convertible Debenture is convertible into 6,666,667 units, where each unit consists of one share of the Company’ common stock and one common stock purchase warrant exercisable at a price of $0.40 per share for a period of five years from the date of issuance.

Other Issuances

On March 7, 2022, 500,000 options to purchase common shares were granted to an officer as additional compensation pursuant to our 2021 Equity Incentive Plan at an exercise price of CAD$0.40 per share. These options vest immediately on the grant date and expire 5 years after the grant date.

On April 8, 2022, 500,000 options to purchase common shares were granted to certain employees as additional compensation pursuant to our 2021 Equity Incentive Plan at an exercise price of CAD$0.40 per share. These options vest immediately on the grant date and expire 5 years after the grant date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
4.1	Form of Convertible Debenture Due October 14, 2023, Principal Amount $2,000,000 issued on April 14, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 20, 2022).

10.1	Securities Purchase Agreement between Western Magnesium Corporation and an investor dated April 14, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2022).

10.2	Form of 2022 Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 20, 2022).

10.3	Registration Rights Agreement between Western Magnesium Corporation and an investor dated April 14, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 20, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN MAGNESIUM CORPORATION

Date: June 14, 2022	By:	/s/ Sam Ataya
Sam Ataya
Chief Executive Officer (Principal Executive Officer)

Date: June 14, 2022	By:	/s/ Robert Ramsey Hamady
Robert Ramsey Hamady
Chief Financial Officer (Principal Financial and Accounting Officer)

