Form 10-Q
period 2022-07-31
Western Magnesium Corp.
filed 2022-10-31
CIK 1801762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

As of September 6, 2022, the registrant had 450,265,776 shares of Common Stock outstanding.

WESTERN MAGNESIUM CORPORATION

Quarterly Report on Form 10-Q

For the Quarterly Period Ended July 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESTERN MAGNESIUM CORPORATION

Condensed Consolidated Balance Sheets

		July 31, 2022	October 31, 2021
	Note	$	$
		(Unaudited)	(Audited)
ASSETS
Current assets
Cash		16,700	462,360
Other receivables		94,696	151,485
Prepayments		337,525	133,647
Deposits held by related parties	8[a]	349,338	486,462
		798,259	1,233,954
Non-current assets
Property, plant and equipment, net	4	4,488,001	2,574,704
Right-of-use assets, net	5	405,321	598,575
Mineral property costs	7	93,453	93,453
Reclamation and other deposits		12,729	12,826
TOTAL ASSETS		5,797,763	4,513,512

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities		3,434,539	1,989,316
Due to related parties	8[b]	1,520,834	1,026,817
Lease obligations – current	6	259,936	192,045
Provision for flow through share issuances	11	225,284	233,285
Convertible debenture, net	12	1,942,838	7,449,807
Warrant liability	13	57,080	–
		7,440,511	10,891,270
Non-current liabilities
Lease obligations – non-current	6	195,813	392,280
Total liabilities		7,636,324	11,283,550

Commitments and contingencies [note 9]

Shareholders’ deficit
Capital stock
Authorized: 1 billion common stock at par value of $0.001
Issued and paid: 449,265,776 (2021 – 392,943,398)	14	41,811,321	29,842,167
Additional paid-in-capital	14	23,188,545	15,186,480
Obligations to issue shares	14	–	209,827
Accumulated other comprehensive income		352,345	121,109
Accumulated deficit		(67,190,772)	(52,129,621)
Total shareholders’ deficit		(1,838,561)	(6,770,038)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT		5,797,763	4,513,512

Nature of operations and going concern [note 1]

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MAGNESIUM CORPORATION

Condensed Consolidated Statements of Loss and Comprehensive Loss

		Three Months Ended July 31,		Nine Months Ended July 31,
		2022	2021	2022	2021
	Note	$	$	$	$

Operating expenses
Bank charges		3,792	4,890	12,444	11,044
Business development		66,883	–	144,212	–
Computer system and software		23,766	11,854	63,120	83,639
Consulting and management fees	8[d]	181,193	274,094	594,829	613,048
Depreciation	4, 5	193,926	62,781	436,253	159,774
Due diligence expenses		–	2,010	–	3,974
Engineering expenses		101,617	17,295	218,425	72,749
Foreign exchange loss (gain)		30,282	(35,499)	256,417	(121,726)
Interest and accretion	12	372,295	28,242	1,021,443	64,576
Investor relations		12,872	131,739	228,706	202,675
Legal and professional fees		320,665	257,648	1,897,719	545,234
Office and general		266,407	23,794	343,765	83,405
Property maintenance fees		15,100	15,069	15,100	15,069
Rent and facilities		119,625	68,635	295,746	153,910
Salaries and benefits	8[c]	1,151,045	809,253	3,347,884	2,176,185
Stock-based compensation	14[d]	32,539	1,057,013	466,368	1,057,013
Shareholder communications		7,500	(36,722)	48,201	49,512
Subsidies and recoveries		223	(477)	(78,996)	(41,724)
Transfer agent and regulatory fees		95,618	37,508	184,355	61,138
Travel expenses		137,548	107,546	359,491	218,222
Total operating expenses		3,132,896	2,836,673	9,855,482	5,407,717

Other income (expense)
Change in fair value of derivative liability	12[e]	–	(806,853)	359,643	(790,197)
Loss on recognition of debt host liability	12[e]	–	(140,909)	(341,553)	(140,909)
Change in fair value of warrant liability	13	1,837,031	–	(5,223,759)	–
Total other income (expense)		1,837,031	(947,762)	(5,205,669)	(931,106)

Net loss		(1,295,865)	(3,784,435)	(15,061,151)	(6,338,823)

Other comprehensive income (loss)
Foreign currency translation		17,273	16,068	231,236	(174,981)

Comprehensive loss		(1,278,592)	(3,768,367)	(14,829,915)	(6,513,804)

Basic and diluted loss per common share		(0.00)	(0.01)	(0.03)	(0.02)

Weighted average number of common shares outstanding – basic and diluted		444,004,303	365,235,017	494,284,490	340,461,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MAGNESIUM CORPORATION

Condensed Consolidated Statements of Shareholders’ Deficit

	Common shares		Additional paid-in capital	Obligation to issue shares	Accumulated other comprehensive income (loss)	Accumulated deficit	Shareholders’ deficit
	Number	$	$	$	$	$	$

Balance, October 31, 2020	323,419,527	21,322,022	4,182,037	596,872	399,175	(28,580,009)	(2,079,903)
Shares issued pursuant to private placements [note 14[b]]	53,151,881	5,754,705	–	(596,872)	–	–	5,157,833
Shares issued on warrants exercised [note 14[b]]	524,901	33,131	(4,291)	–	–	–	28,840
Shares issued on options exercised [note 14[b]]	300,000	36,150	(23,879)	–	–	–	12,271
Shares issued upon conversion of convertible debenture [notes 12[b], 12[c] and 14[b]]	1,360,959	162,829	–	–	–	–	162,829
Shares issued for equipment [note 14[b]]	1,538,461	305,832	–	–	–	–	305,832
Share issue costs [note 14[b]]	–	(573,289)	–	–	–	–	(573,289)
Stock-based compensation [note 14[d]]	–	–	1,057,013	–	–	–	1,057,013
Foreign currency translation	–	–	–	–	(174,981)	–	(174,981)
Net loss	–	–	–	–	–	(6,338,823)	(6,338,823)
Balance, July 31, 2021	380,295,729	27,041,380	5,210,880	–	224,194	(34,918,832)	(2,442,378)

Balance, October 31, 2021	392,943,398	29,842,167	15,186,480	209,827	121,109	(52,129,621)	(6,770,038)
Shares issued pursuant to private placements [note 14[b]]	3,842,499	1,373,274	–	(598,528)	–	–	774,746
Shares issued on warrants exercised [notes 13 and 14[b]]	32,633,121	9,604,902	–	–	–	–	9,604,902
Shares issued on options exercised [note 14[b]]	1,750,000	162,443	(70,263)	–	–	–	92,180
Shares issued upon conversion of convertible debenture [notes 12[b], 12[c] and 14[b]]	8,933,333	888,178	–	–	–	–	888,178
Shares issued for finder’s fees [notes 8[d][v] and 14[b]]	9,163,425	–	–	–	–	–	–
Share issue costs [note 14[b]]	–	(59,643)	–	–	–	–	(59,643)
Stock-based compensation [note 14[d]]	–	–	466,368	–	–	–	466,368
Beneficial conversion feature on convertible debentures [note 12[d]]	–	–	240,000	–	–	–	240,000
Effects of change in functional currency on convertible debentures [note 12[e]]	–	–	7,370,158	–	–	–	7,370,158
Effects of change in functional currency on broker warrants [note 13]	–	–	(4,198)	–	–	–	(4,198)
Share subscriptions [note 14[f]]	–	–	–	388,701	–	–	388,701
Foreign currency translation	–	–	–	–	231,236	–	231,236
Net loss	–	–	–	–	–	(15,061,151)	(15,061,151)
Balance, July 31, 2022	449,265,776	41,811,321	23,188,545	–	352,345	(67,190,772)	(1,838,561)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

WESTERN MAGNESIUM CORPORATION

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended July 31,
	2022	2021
	$	$

OPERATING ACTIVITIES
Net loss	(15,061,151)	(6,338,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative liability	(359,643)	790,197
Loss on recognition of debt host liability	341,553	140,909
Change in fair value of warrant liability	5,223,759	–
Cashless warrant exercise	(113,765)	–
Accrued interest and accretion	196,115	32,124
Amortization of debt discount	814,729	–
Depreciation of property, plant and equipment	258,515	22,355
Depreciation of right-of-use assets	177,738	137,419
Foreign exchange loss (gain)	23,535	(27,812)
Interest expense on lease obligations	25,905	16,946
Shares issued for equipment	–	165,659
Stock-based compensation	466,368	1,057,013
Changes in operating assets and liabilities:
Other receivables	51,963	(118,276)
Prepayments	(209,967)	(32,436)
Deposits held by related parties	121,301	(653,915)
Accounts payable and accrued liabilities	1,524,962	877,574
Due to related parties	532,489	(85,623)
Cash used in operating activities	(5,985,595)	(4,016,689)

INVESTING ACTIVITIES
Purchase of property, plant and equipment	(2,252,600)	(1,779,316)
Cash used in investing activities	(2,252,600)	(1,779,316)

FINANCING ACTIVITIES
Proceeds from issuance of shares, net of share issuance costs	5,943,775	4,773,200
Proceeds from convertible debenture	2,000,000	1,579,475
Payments of promissory note	–	(65,745)
Payments of lease obligations	(143,672)	(153,145)
Cash provided by financing activities	7,800,103	6,133,785

Change in cash for the period	(438,092)	337,780
Cash, beginning of the period	462,360	39,571
Effect of foreign exchange on cash	(7,568)	5,892
Cash, end of the period	16,700	383,243
Other non-cash transactions:
Shares issued for conversion of debt and interest	888,178	–
Shares issued for payment of finder’s fees	4,796,832	–

Other cash flow disclosures:
Cash paid during the period for interest	10,581	–

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

As at July 31, 2022, the Company had an accumulated deficit of $67,190,772 (October 31, 2021 – $52,129,621) and working capital deficiency of $6,642,252 (October 31, 2021 – $9,657,316). For the nine months ended July 31, 2022, the Company reported a comprehensive loss of $14,829,915 (2021 – $6,513,804). The Company has not yet achieved profitable operations and expects to incur further losses from operations. The Company has financed its activities and operations through equity issuances and debt financing and expects to continue to do so to the extent such financing is available. There can be no assurance that such financing will be available under terms acceptable to the Company or at all.

These unaudited condensed consolidated financial statements (the “Financial Statements”) have been prepared under the assumption that the Company will continue as a going concern. The going concern basis of presentation assumes that the Company will be able to meet its obligations and continue its operations for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. If future financing through share or debt issuances is unavailable or if for any reason the Company is unable to continue as a going concern, it could impact the Company’s ability to realize its assets at their recognized values and to meet its obligations in the ordinary course of business at the amounts stated in these Financial Statements. These Financial Statements do not give effect to adjustments that would be necessary to the carrying values and classifications of assets and liabilities should the Company be unable to continue as a going concern. If the going concern assumption is not used, the adjustments required to report the Company’s assets and liabilities on a liquidation basis could be material to these Financial Statements.

The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed as of July 31, 2022. This determination was based on the following factors: (i) the Company used cash of approximately $6 million in operations during the nine months ended July 31, 2022; (ii) the Company’s available cash as of July 31, 2022 will not be sufficient to fund its anticipated level of operations for the next 12 months; (iii) the Company will require additional financing for the fiscal year ending October 31, 2022 to continue at its expected level of operations; and (iv) if the Company fails to obtain the needed capital, it will be forced to delay, scale back, or eliminate some or all of its development activities or perhaps cease operations. In the opinion of management, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for at least one year from the date of these Financial Statements are issued.

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

During the three months ended January 31, 2022, significant changes in economic facts and circumstances have occurred in Western Magnesium Corporation’s operations which resulted in the change of its functional currency to the United States dollar from the Canadian dollar effective November 1, 2021. For both monetary and non-monetary assets and liabilities, translated balances at the end of the prior period became the new accounting basis. The rate on the date of change became the historical rate at which non-monetary assets and liabilities were translated in subsequent years. There was no effect on the cumulative translation adjustment on the consolidated basis. Previously recorded cumulative translation adjustments were not reversed. Effects of change in functional currency included the reclassifications of convertible debentures and warrants and broker warrants [notes 12[d] and [e]].

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

4. PROPERTY, PLANT AND EQUIPMENT

	Computer Equipment	Furniture	Leasehold Improvement	Furnace & Plant Equipment	Vehicle	Total
	$	$	$	$	$	$

Cost
Balance, October 31, 2021	109,629	53,542	139,481	2,344,726	–	2,647,378
Additions	14,370	2,171	159,065	2,047,779	29,215	2,252,600
Foreign exchange effect	10	(314)	(5,708)	(76,255)	(374)	(82,641)
Balance, July 31, 2022	124,009	55,399	292,838	4,316,250	28,841	4,817,337

Accumulated Depreciation
Balance, October 31, 2021	27,821	16,514	14,147	14,192	–	72,674
Depreciation expense	28,402	5,777	81,553	137,294	5,084	258,515
Foreign exchange effect	403	(52)	(856)	(906)	(37)	(1,853)
Balance, July 31, 2022	56,626	22,239	94,844	150,580	5,047	329,336

Net Book Value
Balance, October 31, 2021	81,808	37,028	125,334	2,330,534	–	2,574,704
Balance, July 31, 2022	67,383	33,160	197,994	4,165,670	23,794	4,488,001

5. RIGHT-OF-USE ASSETS

As at July 31, 2022, the right-of-use assets were leases for the Company’s offices in Vancouver, British Columbia and McLean, Virginia, and its research and development pilot plant located in Burnaby, British Columbia. These leases terminate on March 31, 2023, February 28, 2025 and September 30, 2023, respectively. The lease for the Company’s office in Las Vegas, Nevada ended on May 31, 2021.

	Vancouver Office	Virginia Office	Nevada Office	Pilot Plant	Total
	$	$	$	$	$

Cost
Balance, October 31, 2021	156,881	292,391	24,580	384,946	858,798
Foreign exchange effect	–	(3,038)	–	(13,208)	(16,246)
Balance, July 31, 2022	156,881	289,353	24,580	371,738	842,552

Accumulated Depreciation
Balance, October 31, 2021	90,277	15,529	24,580	129,837	260,223
Depreciation expense	33,456	50,562	–	93,720	177,738
Prepaid expense	–	4,557	–	–	4,557
Foreign exchange effect	–	(162)	–	(5,125)	(5,287)
Balance, July 31, 2022	123,733	70,486	24,580	218,432	437,231

Net Book Value
Balance, October 31, 2021	66,604	276,862	–	255,109	598,575
Balance, July 31, 2022	33,148	218,867	–	153,306	405,321

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

	Vancouver Office	Virginia Office	Nevada Office	Pilot Plant	Total
	$	$	$	$	$

Balance, October 31, 2021	66,604	262,612	–	255,109	584,325
Lease payments	(36,087)	(4,557)	–	(103,028)	(143,672)
Interest expense	2,631	13,967	–	9,307	25,905
Foreign exchange effect	–	(2,728)	–	(8,081)	(10,089)
Balance, July 31, 2022	33,148	269,294	–	153,307	455,749

Which consist of:
Current lease obligation	33,148	96,043	–	130,745	259,936
Non-current lease obligation	–	173,251	–	22,562	195,813
Balance, July 31, 2022	33,148	269,294	–	153,307	455,749

7. MINERAL PROPERTY COSTS

As at July 31, 2022, the Company had the following mining claims:

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

8. RELATED PARTY TRANSACTIONS

[a] Deposits held by related parties

Pursuant to vendor agreements entered on January 1, 2021, the Company provided related parties with advances that were held as deposits for anticipated future costs related to the Company’s planned magnesium research and development pilot plant and other administrative expenses (the “Pilot Plant Advances”). As at July 31, 2022, the Company had the following deposits held by related parties:

	Related Party A [i]	Related Party B [ii]	Total
	$	$	$

Balance, October 31, 2021	291,481	194,981	486,462
Advances	354,459	1,225,118	1,579,577
Costs and expenses	(312,820)	(1,420,829)	(1,733,649)
Foreign exchange effect	16,218	730	16,948
Balance, July 31, 2022	349,338	–	349,338

[i]	Related Party A is a company controlled by a director and officer.

[ii]	Related Party B is a company controlled by an officer.

[b] Due to related parties

As at July 31, 2022, balances due to related parties totaled $1,520,834 (October 31, 2021 – $1,026,817). All advances are unsecured, non-interest bearing, and have no stated terms of repayment.

	July 31, 2022	October 31, 2021
	$	$
Wages payable to directors and officers	505,544	357,500
Benefits payable to directors and officers	725,261	539,209
Fees and expenses payable to directors and officers	290,029	127,878
Interest due to a shareholder	–	2,230
Total	1,520,834	1,026,817

[c] Key management compensation

As at July 31, 2022, the Company had eleven executives including nine senior management members. Their aggregate annualized compensation is approximately $3.3 million. During the nine months ended July 31, 2022, the Company incurred salaries, benefits, and consulting fees totaling $2,605,352 to directors and officers, and stock-based compensation of $160,700 for options granted to an officer of the Company.

[d] Transactions with related parties

[i] During the nine months ended July 31, 2022, the Company incurred consulting fees of $27,489 (CA$35,000) to a former member of senior management.

[ii] During the nine months ended July 31, 2022, the Company incurred consulting fees of $60,000 to a company controlled by an executive.

[iii] During the nine months ended July 31, 2022, the Company incurred consulting fees of $29,600 to a company controlled by an executive.

[iv] In June 2021, the Company renewed its sublease agreement with a company controlled by a director and officer for its office in Vancouver, British Columbia with a lease term from April 1, 2021 to March 31, 2023 at a monthly rent of $7,656 (CA$9,794).

[v] Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by a director and officer is eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. The agreement was amended on January 2, 2019, extending the term from six months to three years and six months. During the year ended October 31, 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CA$0.65 per share with a total fair value of $4,796,832 (CA$5,956,226) as share issue costs.

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

[b] Commitments

[i] On November 1, 2016, the Company signed a contract services agreement with Lodestar Management Group, LLC (“Lodestar”), a US corporate logistics company. Lodestar provides advisory, consulting, negotiation and other management services relating to corporate management, administrative and/or operational activities of the Company. The term of the contract was for one year and has been renewed under the same terms on January 1, 2018 and 2019. The Company has agreed to compensate Lodestar in the amount of $1,800 or CA$2,500 per month by issuance of shares up until December 2019, and by cash from January 2020 onwards. The number of shares issued will be based on the share price on the day of issuance that is not lower than the CA$0.05 per share minimum requirement and will not exceed $1,800 or CA$2,500 in value. The shares will be issued on the last working day of each month for a period of twelve months. During the nine months ended July 31, 2022, the Company did not issue any shares (2021 – nil) and paid $30,624 in cash (2021 – $16,200) to Lodestar. As at July 31, 2022, outstanding owing Lodestar were 634,072 shares and $38,593 (October 31, 2021 – $53,491).

[ii] During the year ended October 31, 2020, the Company entered into a lease agreement for its research and development pilot plant in Burnaby, British Columbia with a lease term from October 1, 2020 to September 30, 2023 at a monthly rent of $16,154 (CA$20,715). In June 2021, the Company renewed its sublease agreement with a company controlled by a director and officer for its office in Vancouver, British Columbia with a lease term from April 1, 2021 to March 31, 2023 at a monthly rent of $7,637 (CA$9,794). In September 2021, the Company entered into a lease agreement for its corporate head office in McLean, Virginia with a lease term from September 14, 2021 to February 28, 2025 at a monthly rent of $9,113. The Company was abated for the first five months and was entitled to a tenant allowance of $41,010 [notes 5 and 6].

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

11. PROVISION FOR FLOW THROUGH SHARE ISSUANCES

The Company has recorded a provision in the amount of $225,284 (October 31, 2021 – $233,285) for tax and related obligations relating to flow through share issuances from prior years. The flow through share issuances were a Canadian tax-based financing incentive and the provision was in relation to a tax liability with the Federal Government of Canada and had no statute of limitations.

12. CONVERTIBLE DEBENTURE

[a] July 2020 Convertible Debenture

On July 27, 2020, the Company closed a non-brokered private placement of an unsecured convertible note in the principal amount of $112,124 (CA$150,000, the “July 2020 Convertible Debenture”). The note bears interest at 12% per annum and is due on the date that is one year following the closing date. The note is convertible into common shares of the Company at the price which is the greater of CA$0.15 per common share and the market price on the date of the conversion notice. Any accrued but unpaid interest will be payable on the earlier of the maturity date and the date of conversion in cash or common shares. No finder’s fees were paid in connection with this private placement. On May 18, 2021, the Company issued a total of 1,360,959 common shares on the conversion of the July 2020 Convertible Debenture including conversion of accrued interest, and 263,973 common shares valued at $26,286 in transaction costs. The July 2020 Convertible Debenture had an effective interest rate of 37%.

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

During the nine months ended July 31, 2022, the Company issued an aggregate 8,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 8,000,000 common shares, 4,000,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 4,000,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026 [note 13[b]]. As at July 31, 2022, the Company incurred contractual interest of $165,140 (October 31, 2021 – $70,521). The June 2021 Convertible Debenture has an effective interest rate of 1,113%.

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

Pursuant to the terms of the 2022 Securities Purchase Agreement, the Company also entered into a registration rights agreement dated April 14, 2022 (the “2022 Registration Rights Agreement”). Pursuant to the terms of the 2022 Registration Rights Agreement, the Company agreed to prepare and file with the SEC a registration statement covering the resale of all shares issued or issuable upon conversion of the April 2022 Convertible Debenture, upon exercise of the respective warrants of the April 2022 Convertible Debenture, upon conversion of the June 2021 Convertible Debenture, and upon exercise of the respective warrants of the June 2021 Convertible Debenture. The Company agreed to file the registration statement with the SEC within 30 days following April 14, 2022 and to use best efforts to have the registration statement declared effective by the SEC within 60 days following April 14, 2022 if the SEC does not review it or by August 12, 2022 if the SEC reviews it. In the event the Company fails to file the registration statement or such registration statement is not declared effective within the time periods noted above or such registration statement is not kept effective while any of the securities registered pursuant to such registration statement, the Company will be obligated to pay the holder of the debentures a penalty in cash, in the amount of $20,000 on the date of such failure and on the 30th day of each month following such failure. The 2022 Registration Rights Agreement contains customary indemnification provisions. On May 25, 2022, the Company filed a Form S-1 Registration Statement with the SEC. On July 12, 2022, the Company’s Form S-1 Registration Statement filed with the SEC was declared effective.

As at July 31, 2022, the Company incurred contractual interest of $88,767 (October 31, 2021 – $nil). The April 2022 Convertible Debenture has an effective interest rate of 22%.

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

On issuance date of the June 2021 Convertible Debenture, it was determined to be a hybrid financial instrument comprised of a debt host liability and an embedded derivative liability. The embedded derivative liability was valued at $1,646,600 which exceeded the face value of the note itself of $1,500,000, the debt host liability was then assigned a face value of $1, with an immediate loss of $146,601 on recognition of the debt host liability. As at October 31, 2021, its combined value was $7,449,744. On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the June 2021 Convertible Debenture from a hybrid financial instrument accounted for in accordance with ASU 815-15 to a convertible debt instrument with a beneficial conversion feature accounted for in accordance with ASU 470-20. The value of the embedded derivative liability was reclassified to additional paid-in capital. The corresponding debt discount is amortized as interest expense over the period from the issuance date to the stated maturity date using the effective interest method. During the nine months ended July 31, 2022, the Company recorded interest expense on debt discount of $814,717 which includes the full amortization of the portions of the debt which were converted in the period. As at July 31, 2022, the debt discount had a carrying value of $685,283.

On issuance date of the April 2022 Convertible Debenture, it was determined to be a convertible debt instrument with a beneficial conversion feature accounted for in accordance with ASU 470-20. The Company allocated the intrinsic value of the beneficial conversion feature of the April 2022 Convertible Debenture of $240,000 to additional paid-in capital, and the corresponding debt discount is amortized as interest expense over the period from the issuance date to the stated maturity date using the effective interest method. During the nine months ended July 31, 2022, the Company recorded interest expense on debt discount of $12. As at July 31, 2022, the debt discount had a carrying value of $239,988.

	July 2020 Convertible Debenture	July 2021 Convertible Debenture	June 2021 Convertible Debenture	April 2022 Convertible Debenture	Total
	$	$	$	$	$

Debt Host Liability
Balance, October 31, 2020	96,318	–	–	–	96,318
Fair value of debt host liability recognized	–	–	1	–	1
Accretion and interest expense	23,587	63	43	–	23,693
Conversion	(125,560)	–	–	–	(125,560)
Foreign currency translation	5,655	–	–	–	5,655
Balance, October 31, 2021	–	63	44	–	107
Effects of functional currency change	–	–	1,500,000	–	1,500,000
Fair value at inception	–	–	–	2,000,000	2,000,000
Accretion and interest expense	–	28,050	49,406	118,659	196,115
Conversion	–	(28,031)	(800,000)	–	(828,031)
Foreign currency translation	–	(82)	–	–	(82)
Balance, July 31, 2022	–	–	749,450	2,118,659	2,868,109

Embedded Derivative Liability
Balance, October 31, 2020	20,123	–	–	–	20,123
Fair value of embedded derivative liability recognized	–	–	1,646,600	–	1,646,600
Fair value adjustment	(16,058)	–	5,717,328	–	5,701,270
Conversion	(5,247)	–	–	–	(5,247)
Foreign currency translation	1,182	–	85,772	–	86,954
Balance, October 31, 2021	–	–	7,449,700	–	7,449,700
Effects of functional currency change	–	421,094	(7,449,700)	–	(7,028,606)
Fair value adjustment	–	(259,447)	–	–	(259,447)
Conversion	–	(158,169)	–	–	(158,169)
Foreign currency translation	–	(3,478)	–	–	(3,478)
Balance, July 31, 2022	–	–	–	–	–

Debt Discount
Balance, October 31, 2021	–	–	–	–	–
Effects of functional currency change	–	–	(1,500,000)	–	(1,500,000)
Fair value at inception	–	–	–	(240,000)	(240,000)
Amortization	–	–	814,717	12	814,729
Balance, July 31, 2022	–	–	(685,283)	(239,988)	(925,271)

Combined Value of Convertible Debenture
Balance, October 31, 2020	116,441	–	–	–	116,441
Balance, October 31, 2021	–	63	7,449,744	7,449,744	7,449,807
Balance, July 31, 2022	–	–	64,167	1,878,671	1,942,838

The inputs used in the Black-Scholes Option Pricing Model are as follows:

	April 22,	November 1,	October 31,	June 15,	July 27,
	2022	2021	2021	2021	2020
Risk free rate of interest	2.65%	1.07%	1.08%	0.31%	0.26%
Expected life in years	0.23 years	0.70 years	1.11 years	1.50 year	0.74 year
Conversion exercise price	CA$0.12	CA$0.12	$0.10	$0.10	CA$0.15
Underlying share price of the Company	CA$0.36	CA$0.75	$0.59	$0.19	CA$0.13
Expected volatility	99.90%	124.34%	107.62%	87.17%	82.54%
Expected dividend rate	Nil	Nil	Nil	Nil	Nil

13. WARRANT LIABILITY

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of its outstanding warrants and broker warrants denominated in Canadian dollar as derivative liability measured at fair value. The previous value of outstanding broker warrants of $4,198 was reversed out of additional paid-in capital, and the derivative liability of warrants and broker warrants were valued at $26,956,177 and $76,811, respectively. During the nine months ended July 31, 2022, the Company issued common share purchase warrants denominated in Canadian dollar on conversion of the July 2021 Convertible Debenture and recognized additional derivative liability of $67,155. Upon exercise of warrants and broker warrants, $5,057,112 was reclassified from derivative liability to stockholders’ deficit. Fair value adjustments of $21,985,951 were made to the warrant liability. As at July 31, 2022, the derivative liability of warrants and broker warrants were valued at $57,080 and $nil, respectively. The Company uses the Black-Scholes Option Pricing Model based on default risks and assumptions as appropriate to value its warrants and broker warrants.

	Warrants	Broker Warrants	Total
	$	$	$

Warrant Liability
Balance, October 31, 2021	–	–	–
Effects of functional currency change	26,956,177	76,811	27,032,988
Fair value at inception	67,155	–	67,155
Exercised	(5,036,522)	(20,590)	(5,057,112)
Fair value adjustment	(21,929,730)	(56,221)	(21,985,951)
Balance, July 31, 2022	57,080	–	57,080

Change in Fair Value of Warrant Liability
Effects of functional currency change	(26,956,177)	(76,811)	(27,032,988)
Additional paid-in capital adjustment	–	4,198	4,198
Fair value at inception	(67,155)	–	(67,155)
Cashless warrant exercised	(113,765)	–	(113,765)
Fair value adjustment	21,929,730	56,221	21,985,951
Total	(5,207,367)	(16,392)	(5,223,759)

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

[vi] On August 11, 2021, the Company closed a non-brokered private placement and issued 3,827,601 units at a price of CA$0.55 per unit for gross proceeds of $1,683,336 (CA$2,105,180). Each unit consists of one common share and one common share purchase warrant entitling the holder thereof to acquire a further common share at a price of CA$0.65 for a period of eighteen months from the date of closing. The Company incurred aggregate share issue costs of $124,923, and an additional $8,444 in the following fiscal year.

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

Fiscal 2022

[i] Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by a director and officer was eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. The agreement was amended on January 2, 2019, extending the term from six months to three years and six months. During the year ended October 31, 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CA$0.65 per share with a total fair value of $4,796,832 (CA$5,956,226) as share issue costs.

[ii] On November 4, 2021, the Company issued 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants and 500,000 Class B Warrants. On December 13, 2021, the Company issued a further 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants and 500,000 Class B Warrants. On January 20, 2022, the Company issued a further 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants and 500,000 Class B Warrants. Each Class A Warrant is exercisable at a price of $0.13 until June 10, 2026 and each Class B Warrant is exercisable at a price of $0.19 until June 10, 2026. The Company incurred aggregate share issue costs of $1,361.

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

[v] On March 10, 2022, the Company issued 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants and 500,000 Class B Warrants. On April 27, 2022, the Company issued a further 2,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 2,000,000 common shares, 1,000,000 Class A Warrants and 1,000,000 Class B Warrants. Each Class A Warrant is exercisable at a price of $0.13 until June 10, 2026 and each Class B Warrant is exercisable at a price of $0.19 until June 10, 2026.

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

[ix] On April 18, 2022, the Company announced a non-brokered private placement priced at $0.25 per unit to raise gross proceeds of up to $3,000,000. On May 9, 2022, the Company closed the first tranche of the non-brokered private placement and issued 1,727,000 units at a price of $0.25 per unit for gross proceeds of $431,750. On June 3, 2022, the Company closed the second and final tranche of the non-brokered private placement and issued 740,000 units at a price of $0.25 per unit for gross proceeds of $185,000. The Company issued a total of 2,467,000 units for total gross proceeds of $616,750. Each unit consists of one common share and one common share purchase warrant entitling the holder thereof to acquire a further common share at a price of $0.45 for a period of one year from the date of closing of the respective financing tranche. The Company incurred aggregate share issue costs of $23,182.

[x] On June 8, 2022, the Company issued 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants and 500,000 Class B Warrants. On July 13, 2022, the Company issued a further 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants and 500,000 Class B Warrants. Each Class A Warrant is exercisable at a price of $0.13 until June 10, 2026 and each Class B Warrant is exercisable at a price of $0.19 until June 10, 2026.

[xi] During the three months ended July 31, 2022, upon the exercise of common share purchase warrants, the Company issued an aggregate 8,131,975 common shares at a price of CA$0.19 per share for gross proceeds of $1,205,077 (CA$1,545,075) and 800,000 common shares at a price of CA$0.05 per share for gross proceeds of $31,051 (CA$40,000). A total of 17,414,239 warrants and 13,725 broker warrants expired unexercised.

[xii] During the three months ended July 31, 2022, upon the exercise of stock options, the Company issued an aggregate 250,000 common shares at a price of CA$0.13 per share for gross proceeds of $25,340 (CA$32,500), 150,000 common shares at a price of CA$0.12 per share for gross proceeds of $13,853 (CA$18,000) and 600,000 common shares at a price of CA$0.05 per share for gross proceeds of $23,272 (CA$30,000), and reclassified $48,060 from additional paid-in capital to share capital.

[c] Common share purchase warrants

Common share purchase warrants attached to units as part of a unit placement were assigned a $nil value.

A summary of the changes in the Company’s common share purchase warrants during the nine months ended July 31, 2022 are as follows:

Expiry Date	Exercise Price ($)	Weighted Average Life (Years)	October 31, 2021	Granted	Exercised	Expired/ Cancelled	July 31, 2022
November 22, 2021	CA$0.19	–	4,160,021	–	(4,080,573)	(79,448)	–
January 17, 2022	CA$0.19	–	7,267,914	–	(5,959,396)	(1,308,518)	–
January 31, 2022	CA$0.19	–	5,382,303	–	(4,341,906)	(1,040,397)	–
February 21, 2022	CA$0.05	–	1,505,200	–	(200,000)	(1,305,200)	–
March 24, 2022	CA$0.19	–	6,341,872	–	(4,515,139)	(1,826,733)	–
March 27, 2022	CA$0.05	–	982,025	–	(882,025)	(100,000)	–
April 27, 2022	CA$0.19	–	791,395	–	(791,395)	–	–
May 9, 2022	CA$0.05	–	1,813,725	–	(1,800,000)	(13,725)	–
May 30, 2022	CA$0.19	–	5,223,420	–	(4,070,006)	(1,153,414)	–
June 17, 2022	CA$0.19	–	17,703,506	–	(5,731,721)	(11,971,785)	–
July 18, 2022	CA$0.30	–	4,350,000	–	(60,960)	(4,289,040)	–
August 14, 2022	CA$0.05	0.04	200,000	–	(200,000)	–	–
February 13, 2023	CA$0.65	0.54	3,827,601	–	–	–	3,827,601
April 22, 2024	CA$0.20	1.73	–	933,333	–	–	933,333
Subtotal			59,548,982	933,333	(32,633,121)	(23,088,260)	31,120,873
Weighted average exercise price			CA$0.22	CA$0.20	CA$0.18	CA$0.20	CA$0.56

November 27, 2022	US$0.75	0.33	–	1,375,499	–	–	1,375,499
May 9, 2023	US$0.45	0.77	–	1,727,000	–	–	1,727,000
Jun 3, 2023	US$0.45	0.84	–	740,000	–	–	740,000
June 10, 2026	US$0.13	3.86	–	4,000,000	–	–	1,500,000
June 10, 2026	US$0.19	3.86	–	4,000,000	–	–	1,500,000
Subtotal			–	11,842,499	–	–	11,842,499
Weighted average exercise price			–	US$0.29	–	–	US$0.29

Total			59,548,982	12,775,832	(32,633,121)	(5,660,296)	38,496,372

A summary of the changes in the Company’s common share purchase warrants during the nine months ended July 31, 2021 are as follows:

Expiry Date	Exercise Price ($)	Weighted Average Life (Years)	October 31, 2020	Granted	Exercised	Expired/ Cancelled	July 31, 2021
August 31, 2021*	CA$0.21	0.08	3,643,791	–	–	–	3,643,791
November 22, 2021	CA$0.19	0.31	–	5,599,171	–	–	5,599,171
January 17, 2022	CA$0.19	0.46	–	7,400,214	(70,000)	(62,300)	7,267,914
January 31, 2022	CA$0.19	0.50	–	5,382,303	–	–	5,382,303
February 21, 2022	CA$0.05	0.56	1,505,200	–	–	–	1,505,200
March 24, 2022	CA$0.19	0.65	–	6,554,172	–	–	6,554,172
March 27, 2022	CA$0.05	0.65	1,482,025	–	–	–	1,482,025
April 27, 2022	CA$0.19	0.74	–	851,395	–	–	851,395
May 9, 2022	CA$0.05	0.77	2,368,626	–	(54,901)	–	2,313,725
May 30, 2022	CA$0.19	0.82	–	5,223,420	–	–	5,223,420
June 17, 2022	CA$0.19	0.88	–	17,853,506	–	–	17,853,506
July 18, 2022	CA$0.30	0.96	–	4,350,000	–	–	4,350,000
August 14, 2022	CA$0.05	1.04	1,110,000	–	(400,000)	–	710,000
Total			10,109,642	53,214,181	(524,901)	(62,300)	62,736,622
Weighted average exercise price			CA$0.11	CA$0.19	CA$0.07	CA$0.19	CA$0.19

*	The Company received approval of the TSX-V on January 13, 2021 and amended the expiry date of 3,643,791 warrants, extending the expiry date from January 17, 2021 to August 31, 2021, subject to acceleration if the closing price of the Company’s shares exceeds CA$0.30 per common share for at least 10 consecutive trading days.

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

On June 11, 2021, the Company adopted the 2021 Equity Incentive Plan which replaces the 2017 Stock Option for providing stock-based compensation to directors, officers, employees, consultants, and advisors of the Company and no further options will be granted under the 2017 Stock Option Plan. Under the 2021 Equity Incentive Plan, the Company is authorized to issue up to 27,312,368 shares of the Company. In addition, any common shares reserved for issuance under the 2017 Stock Option Plan that are forfeited as a result of the expiration or termination of any awards under that plan after the date of adoption of the 2021 Equity Incentive Plan will be added to the 2021 Equity Incentive Plan. As of July 31, 2022, 6,780,000 stock options forfeited under the 2017 Stock Option Plan were added to the 2021 Equity Incentive Plan (October 31, 2021 – 1,730,000), resulting in 34,092,368 stock options as the maximum number of common shares available under the 2021 Equity Incentive Plan (October 31, 2021 – 29,042,368). The 2021 Equity Incentive Plan provides for various equity-based and cash-based incentive awards, including incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, performance awards, dividend equivalents and other equity-based or cash-based awards.

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

On August 30, 2021, the Company granted 21,700,000 incentive and non-statutory stock options pursuant to its 2021 Equity Incentive Plan to its directors, officers, employees and consultants. These options are exercisable at a price of CA$0.70 per share for a period of five years.

On October 1, 2021, the Company granted 1,450,000 incentive and non-statutory stock options pursuant to its 2021 Equity Incentive Plan to its officer and employee and consultants. These options are exercisable at a price of CA$0.50 per share for a period of five years.

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

As at July 31, 2022, 10,042,368 common shares remained available for grant under the 2021 Equity Incentive Plan.

During the nine months July 31, 2022, the Company recognized a stock-based compensation totaling $466,368 (2021 – $1,057,013) in relation to the grant of its stock options.

The weighted average grant date fair value of the stock options granted during the nine months ended July 31, 2022 was CA$0.37 (2021 – CA$0.09) per option. Option pricing models require the use of highly subjective estimates and assumptions including expected stock price volatility. Changes in the underlying assumptions can materially affect the fair value estimates. The fair value of stock options was estimated on the measurement date using the Black-Scholes Option Pricing Model. The assumptions used to calculate the fair value were as follows:

	2022	2021
Risk free rate of interest	1.34 – 2.59%	0.20% – 1.07%
Expected life of options	5 years	2 to 5 years
Exercise price of options	CA$0.40 – CA$0.58	CA$0.13 – CA$0.70
Expected annualized volatility	134.93% – 136.08%	130.88% – 140.05%
Expected dividend rate	Nil	Nil

A summary of the changes in the Company’s stock options during the nine months ended July 31, 2022 are as follows:

Expiry Date	Exercise Price (CA$)	Weighted Average Life (Years)	Outstanding as at October 31, 2021	Granted	Exercised	Expired/ Cancelled	Outstanding as at July 31, 2022	Vested as at July 31, 2022
March 27, 2022	0.05	–	1,500,000	–	(750,000)	(750,000)	–	–
December 30, 2022	0.13	0.42	6,000,000	–	(250,000)	(650,000)	5,100,000	5,100,000
August 12, 2023	0.05	1.03	2,290,000	–	–	(750,000)	1,540,000	1,540,000
December 3, 2023	0.05	1.34	6,450,000	–	(600,000)	(1,500,000)	4,350,000	4,350,000
May 22, 2024	0.12	1.81	7,900,000	–	–	(850,000)	7,050,000	7,050,000
November 3, 2024	0.15	2.26	700,000	–	–	–	700,000	700,000
November 24, 2024	0.16	2.32	320,000	–	–	(300,000)	20,000	20,000
March 26, 2025	0.11	2.65	100,000	–	–	–	100,000	100,000
April 23, 2025	0.12	2.73	3,350,000	–	(150,000)	(250,000)	2,950,000	2,950,000
December 30, 2025	0.13	3.42	9,500,000	–	–	–	9,500,000	9,500,000
August 30, 2026	0.70	4.08	21,700,000	–	–	(350,000)	21,350,000	21,312,500
October 1, 2026	0.50	4.17	1,450,000	–	–	–	1,450,000	1,450,000
December 3, 2026	0.58	4.35	–	250,000	–	–	250,000	250,000
March 7, 2027	0.40	4.60	–	500,000	–	–	500,000	500,000
April 8, 2027	0.40	4.69	–	500,000	–	–	500,000	500,000
Total			61,260,000	1,250,000	(1,750,000)	(5,400,000)	55,360,000	55,322,500
Weighted average exercise price			CA$0.33	CA$0.44	CA$0.07	CA$0.12	CA$0.36	CA$0.36
Aggregate intrinsic value			$19,994,025				($8,475,724)	($8,459,933)
Weighted average remaining life			3.46				2.96	2.96

A summary of the changes in the Company’s nonvested stock options during the nine months ended July 31, 2022 are as follows:

Expiry Date	Fair Value Per Share (CA$)	Weighted Average Life (Years)	Nonvested as at October 31, 2021	Granted	Vested	Expired/ Cancelled	Nonvested as at July 31, 2022
December 30, 2022	0.07	0.42	162,500	–	(162,500)	–	–
August 30, 2026	0.56	4.08	300,000	–	(187,500)	(75,000)	37,500
Total			462,500	–	(350,000)	(75,000)	37,500
Weighted average grant date fair value – per option			CA$0.39	–	CA$0.33	CA$0.56	CA$0.56
Weighted average grant date fair value – total			$144,131	–	$90,209	$32,652	$16,326

A summary of the changes in the Company’s stock options during the nine months ended July 31, 2021 are as follows:

Expiry Date	Exercise Price (CA$)	Weighted Average Life (Years)	Outstanding as at October 31, 2020	Granted	Exercised	Expired/ Cancelled	Outstanding as at July 31, 2021	Vested as at July 31, 2021
February 11, 2021	0.05	0.03	800,000	–	–	(800,000)	–	–
August 16, 2021	0.05	0.54	600,000	–	–	–	600,000	600,000
March 27, 2022	0.05	1.15	1,750,000	–	–	–	1,750,000	1,750,000
August 26, 2022	0.13	–	500,000	–	–	(500,000)	–	–
December 30, 2022	0.13	1.91	–	6,150,000	–	–	6,150,000	5,825,000
April 19, 2023	0.05	2.21	800,000	–	–	–	800,000	800,000
August 12, 2023	0.05	2.53	3,120,000	–	(300,000)	–	2,820,000	2,820,000
December 3, 2023	0.05	2.84	7,000,000	–	–	–	7,000,000	7,000,000
May 22, 2024	0.12	3.31	7,950,000	–	–	–	7,950,000	7,950,000
November 3, 2024	0.15	3.76	700,000	–	–	–	700,000	700,000
November 24, 2024	0.16	3.82	900,000	–	–	–	900,000	900,000
March 26, 2025	0.11	4.15	300,000	–	–	–	300,000	300,000
April 23, 2025	0.12	4.23	4,000,000	–	–	(300,000)	3,700,000	3,700,000
December 30, 2025	0.13	4.92	–	9,500,000	–	–	9,500,000	9,500,000
Total			28,420,000	15,650,000	(300,000)	(1,600,000)	42,170,000	41,845,000
Weighted average exercise price			CA$0.09	CA$0.13	CA$0.05	CA$0.09	CA$0.10	CA$0.10
Aggregate intrinsic value			$801,922				$6,819,812	$6,774,173
Weighted average remaining life			3.18				2.80	2.81

[e] Share-based payments and other reserves

The share-based payments and other reserves are used to recognize the fair value of stock options granted to directors, officers, employees and consultants as part of their remuneration, as well as those of broker warrants issued in relation to the Company’s financings. When stock options and broker warrants are subsequently exercised, the fair value of such stock options and broker warrants in additional paid-in capit0al is credited to share capital.

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of its outstanding warrants and broker warrants denominated in Canadian dollar as derivative liability measured at fair value. The previous value of outstanding broker warrants was reversed out of additional paid-in capital.

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the June 2021 Convertible Debenture from a hybrid financial instrument to a convertible debt instrument with a beneficial conversion feature. The value of the embedded derivative liability was reclassified to additional paid-in capital. During the nine months ended July 31, 2022, the Company also allocated the intrinsic value of the beneficial conversion feature of the April 2022 Convertible Debenture to additional paid-in capital.

[f] Obligations to issue shares

The Company received advance share subscriptions in respect of non-brokered private placements closed in a subsequent period.

[g] Dilutive common shares

As at July 31, 2022, potentially dilutive common shares relating to common share purchase warrants and stock options outstanding totaling 71,963,433 (October 31, 2021 – 120,808,982) were not included in the computation of loss per share as the effect would be anti-dilutive.

	July 31, 2022	October 31, 2021
Common share purchase warrants	16,603,433	59,548,982
Stock options	55,360,000	61,260,000
Total	71,963,433	120,808,982

15. FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

The Company’s classification of its financial instruments is as follows:

Financial Instruments	Measurement Method	Associated Risk	Fair Value at July 31, 2022 ($)
Cash	FVTPL	Credit and currency	16,700
Other receivables	Amortized cost	Credit and currency	94,696
Deposits held by related parties	Amortized cost	Credit and currency	349,338
Accounts payable and accrued liabilities	Amortized cost	Currency	3,434,539
Due to related parties	Amortized cost	Currency	1,520,834
Convertible debenture, net	Amortized cost and FVTPL	Currency	1,942,838
Warrants liability	FVTPL	Currency	57,080

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

The Company evaluates its financial instruments and other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market at each balance sheet date and recorded as a liability and the change in fair value is recorded in the consolidated statements of loss and comprehensive loss. Upon conversion or exercise of a derivative instrument, the instrument is marked-to-market at the conversion date and then that fair value is reclassified to equity.

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

[i] Interest rate risk

Interest rate risk is the risk that future cash flows of a financial instrument will fluctuate because of changes in the market interest rates. The Company is exposed to interest rate risk on its cash on deposits with banks and, from time to time, on its holdings of short-term investments. As of July 31, 2022, the Company had $16,700 (October 31, 2021 − $462,360) of cash on deposits with banks. The Company had no short-term investment as at July 31, 2022 and October 31, 2021. Given the level of cash held by the Company, fluctuations in the market interest rates had no significant impact on its interest income for the nine months ended July 31, 2022.

[ii] Foreign currency risk

The Company is exposed to foreign currency risk on fluctuations related to cash, other receivables, accounts payable, due to related parties and convertible debenture that are denominated in Canadian dollar. The Company has not entered into foreign exchange derivative contracts. A significant change in the currency exchange rates between the US dollar relative to the Canadian dollar could have a material effect on the Company’s financial position, results of operations, or cash flows.

Based on the Company net exposures as at July 31, 2022, assuming that all other variables remain constant, a 5% appreciation or deterioration of the Canadian dollar against the US dollar would result in an increase or decrease of $124,237 in the Company’s net income (loss) and comprehensive income (loss).

The Company had the following assets and liabilities denominated in Canadian dollar:

July 31, 2022
CA$
Cash	4,757
Other receivables	123,701
Accounts payable and accrued liabilities	(2,309,520)
Due to related parties	(1,005,314)
Total	(3,186,376)

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

[iv] Credit risk

Credit risk is the risk of loss if counterparties do not fulfill their contractual obligations. The Company’s credit risk is primarily attributable to cash and deposits held by related parties. The Company limits its exposure to credit risk on cash as these financial instruments are held with major Canadian and international banks. Deposits held by related parties were in relation to vendor agreements entered on January 1, 2021 where the Company provided related parties with advances that were held as deposits for anticipated future costs related to the Company’s planned magnesium research and development pilot plant and other administrative expenses [note 8[a]]. Other receivables consist primarily of GST due from the Federal Government of Canada. Management believes the credit risk concentration with respect to other receivables is remote. The carrying amount of financial assets recorded in the financial statements, net of any allowances, represents the Company’s maximum exposure to credit risk.

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

As of July 31, 2022 and October 31, 2021, the Company had working capital deficiency of $6,642,252 and $9,657,316, respectively. As disclosed in note 1 to these Financial Statements, the ability of the Company to continue as a going concern is dependent on many factors. The Company’s management has evaluated whether there is substantial doubt about the Company’s ability to continue as a going concern and has determined that substantial doubt existed for at least one year from the date of these Financial Statements are issued. The Company has financed its activities and operations through equity issuances and debt financing and expects to continue to do so to the extent such financing is available. There can be no assurance that such financing will be available under terms acceptable to the Company or at all. Liquidity risk has been assessed as high.

16. SEGMENTED INFORMATION

The Company focuses on plant operations and magnesium production and continues to move towards the buildout of its pilot plant facility and the development of a full-scale commercial magnesium production facility. The Company also owns mining claims for the exploration and development of mineral property interests. Geographic information for the Company’s assets is as follows:

	July 31, 2022	October 31, 2021
	$	$

Canada – property, plant and equipment	4,458,609	2,546,383
United States – property, plant and equipment	29,392	28,321
United States – mineral property costs	93,453	93,453
	4,581,454	2,668,157

Canada – other assets	311,300	1,554,827
United States – other assets	905,009	290,528
	1,216,309	1,845,355

Total Assets	5,797,763	4,513,512

17. SUBSEQUENT EVENTS

On August 5, 2022, the Company granted 1,000,000 non-statutory stock options pursuant to its 2021 Equity Incentive Plan to a consultant. These options are exercisable at a price of CA$0.16 per share for a period of two years.

On August 5, 2022, the Board of Directors of the Company accepted the resignation of a director. The size of the board is effectively reduced from six to five directors.

On August 17, 2022, the Company issued 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026.

On August 26, 2022, the Board of Directors of the Company accepted the termination of its independent registered public accounting firm (the “Firm”). During the Firm’s tenure, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreement if not resolved to the satisfaction of the Firm would have caused it to make reference to the subject matter of the disagreement in connection with its reports on the financial statements, and there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

On August 29, 2022, the Chief Financial Officer’s contract with the Company was terminated and a new interim Chief Financial Officer was appointed effective September 8, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are on a fiscal year, as such the three-month period ending July 31, 2022 is our third quarter and the three-month period ending July 31 is referred to as the “three months” or “third quarter”. The nine-month period ending July 31 is referred to as the “nine months” or “year-to-date”. The fiscal year ended October 31, 2021 is referred to as “Fiscal 2021” and the coming fiscal year ending October 31, 2022 is referred to as “Fiscal 2022”.

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

We estimate that the costs to complete this work will be approximately $8,000,000. We have commenced testing of the pilot reactor in the last calendar quarter of 2021, and our proprietary continuous reactor has begun operation and has produced magnesium metal under our target temperature and pressure in the second calendar quarter of 2022. Continuous demonstration phase operation will take place throughout the fourth calendar quarter of 2022 and the first calendar quarter of 2023.

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

Selected Financial Information

The following table summarizes our consolidated financial information as at July 31, 2022 and October 31, 2021. The selected consolidated financial information set out below may not be indicative of our future performance.

	July 31, 2022	October 31, 2021
	$	$
Total assets	5,797,763	4,513,512
Current liabilities	7,440,511	10,891,270
Non-current liabilities	195,813	392,280
Shareholders’ deficit	(1,838,561)	(6,770,038)
Accumulated deficit	(67,190,772)	(52,129,621)
Working capital deficiency	(6,642,252)	(9,657,316)

Results of Operations

For the three months ended July 31, 2022 (“Q3 2022”), the Company recorded net loss of $1,295,865 ($0.00 per common share), as compared to $3,784,435 ($0.01 per common share) for the same period in the preceding year (“Q3 2021”). The decrease of $2,488,570 in net loss in Q3 2022 compared to Q3 2021 was attributable primarily to a non-cash gain of $2,784,793 in non-operating items including the change in fair value of derivative liability and warrant liability and loss on recognition of debt host liability, partially offset by an increase of $296,223 in operating expenses. On a year-to-date basis, net loss for the nine months ended July 31, 2022 (“YTD 2022”) was $15,061,151 ($0.03 per common share), as compared to $6,338,823 ($0.02 per common share) for the same period in the preceding year (“YTD 2021”). The increase of $8,722,328 in net loss in YTD 2022 compared to YTD 2021 was due primarily to a non-cash loss of $4,274,563 in non-operating items, and an increase of $4,447,765 in operating expenses.

The following table summarizes our results of operations for Q3 2022 and YTD 2022, compared to the same periods in the preceding year. The selected consolidated financial information set out below may not be indicative of our future performance.

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2022	2021	2022	2021
	$	$	$	$
Operating expenses	(3,132,896)	(2,836,673)	(9,855,482)	(5,407,717)
Other income (expense)	1,837,031	(947,762)	(5,205,669)	(931,106)
Net loss	(1,295,865)	(3,784,435)	(15,061,151)	(6,338,823)
Net loss per share	(0.00)	(0.01)	(0.03)	(0.02)

Three Months Ended July 31, 2022 Compared to Three Months Ended July 31, 2021

Operating Expenses

Operating expenses were $3,132,896 for Q3 2022, as compared to $2,836,673 for Q3 2021. The increase of $296,223 in operating expenditures was due primarily to increases in interest, salaries and benefits, and office and general, partially offset by a decrease in stock-based compensation. The variances were primarily comprised of:

Interest (Q3 2022 – $372,295; Q3 2021 – $28,242; Variance – $344,053)

The Company incurred interest expense of $372,295 during Q3 2022, as compared to $28,242 during Q3 2021. On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the June 2021 Convertible Debenture from a hybrid financial instrument to a convertible debt instrument with a beneficial conversion feature. The Company allocated the intrinsic value of the beneficial conversion feature of the June 2021 Convertible Debenture capped at the face value of $1,500,000 to additional paid-in capital and recognized a debt discount of the same amount to be amortized as interest expense over the period from issuance date to maturity date using the effective interest method. During the quarter ended April 30, 2022, the Company also allocated the intrinsic value of the beneficial conversion feature of the April 2022 Convertible Debenture of $240,000 to additional paid-in capital and recognized a debt discount of the same amount to be amortized as interest expense until its maturity. The increase of $344,053 in interest during Q3 2022 was attributable primarily to the interest expense of $213,948 from the amortization of the debt discount on partial conversion of the June 2021 Convertible Debenture during the period.

Salaries and benefits (Q3 2022 – $1,151,045; Q3 2021 – $809,253; Variance – $341,792)

The Company incurred expenses for salaries and benefits of $1,151,045 during Q3 2022, as compared to $809,253 during Q3 2021, representing an increase of $341,792. This was due mainly to increased personnel headcount as the Company has set up its new headquarters and management team in McLean, Virginia close to the Washington DC metropolitan area and its continued effort in the buildout of its research and development pilot plant. As at July 31, 2022, the Company had 30 employees including 9 senior management members. As at July 31, 2021, the Company had 22 employees including 5 senior management members. Certain senior management members’ salaries were also adjusted to be in line with industry standards.

Office and general (Q3 2022 – $266,407; Q3 2021 – $23,794; Variance – $242,613)

The Company incurred office and general expenses of $266,407 during Q3 2022, as compared to $23,794 during Q3 2021. The increase of $242,613 in office and general expenses was attributable primarily to directors’ and officers’ and corporate liability insurance of $216,734 incurred in Q3 2022, as compared to $2,589 incurred in Q3 2021, for increased coverage as the Company planned for up-listing in the US.

Stock-based compensation [Q3 2022 – $32,539; Q3 2021 –$1,057,013; Variance – ($1,024,474)]

Stock-based compensation fluctuated depending on timing of option grant. During Q3 2022, the Company recorded stock-based compensation of $32,539 upon the vesting of stock options of certain employees. On December 30, 2020, the Company approved the grant of an aggregate 15,650,000 stock options to certain directors, officers, employees and consultants. However, these options exceeded the maximum allowed under the Company’s stock option plan. On June 11, 2021, the Company received shareholders’ approval on the amendment to the Company’s stock option plan to increase the number of common shares reserved for issuance under such plan and rectified the grant of these options. Accordingly, the Company recognized stock-based compensation of $1,057,013 in Q3 2021. This resulted in a non-cash variance of $1,024,474 between the two reporting periods.

Other Income (Expense)

Other income was $1,837,031 for Q3 2022, as compared to other expense of $947,762 for Q3 2021. The positive variance of $2,784,793 in other income (expense) was non-cash and was due to the gain in the change in fair value of warrant liability in Q3 2022, and the loss in the change in fair value of derivative liability and the loss on recognition of debt host liability in Q3 2021. The variances were comprised of:

Change in fair value of warrant liability (Q3 2022 – $1,837,031; Q3 2021 – $nil; Variance – $1,837,031)

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of its outstanding warrants and broker warrants denominated in Canadian dollar as derivative liability measured at fair value through other income (expense) in the Company’s consolidated statements of loss and comprehensive loss at the end of each reporting period. The Company issued common share purchase warrants denominated in Canadian dollar on conversion of the July 2021 Convertible Debenture and recognized additional derivative liability of $67,155 in Q3 2022. For Q3 2022, the Company recognized a non-cash gain of $1,904,186 on re-measurement of its derivative liability of warrants and broker warrants. There was no warrant liability in Q3 2021.

Change in fair value of derivative liability [Q3 2022 – $nil; Q3 2021 – ($806,853); Variance – ($806,853)]

For Q3 2022, the Company had no hybrid financial instrument which comprised of a debt host liability and an embedded derivative liability requiring remeasurement at fair value through other income (expense) in the Company’s consolidated statements of loss and comprehensive loss at the end of each reporting period. For Q3 2021, the Company recognized a non-cash loss of $806,853 on re-measurement of its July 2020 Convertible Debenture, June 2021 Convertible Debenture and July 2021 Convertible Debenture.

Loss on recognition of debt host liability [Q3 2022 – $nil; Q3 2021 – ($140,909); Variance – ($140,909)]

On issuance date of the June 2021 Convertible Debenture in Q3 2021, its embedded derivative liability was valued at $1,646,600 which exceeded the face value of the note itself of $1,500,000, the fair value of the debt host liability was then determined to be $1, with an immediate loss of $140,909 on recognition of the debt host liability during Q3 2021.

Nine Months Ended July 31, 2022 Compared to Nine Months Ended July 31, 2021

Operating Expenses

Operating expenses were $9,855,482 for YTD 2022, as compared to $5,407,717 for YTD 2021. The increase of $4,447,765 in operating expenditures was due primarily to increases in legal and professional fees, salaries and benefits, and interest, partially offset by a decrease in stock-based compensation. The variances were primarily comprised of:

Legal and professional fees (YTD 2022 – $1,897,719; YTD 2021 – $545,234; Variance – $1,352,485)

The Company incurred legal and professional fees of $1,897,719 for YTD 2022, as compared to $545,234 for YTD 2021. The significant increase of $1,352,485 in legal and professional fees was attributable mainly to litigations discussed elsewhere in this Quarterly Report on Form 10-Q, the Company’s registration of its Common Stock with the US Securities and Exchange Commission and other securities related matters, the setup of the new headquarter and management team in McLean, Virginia close to the Washington DC metropolitan area, U.S. site selection and government incentives advance strategies, as well as for audit and valuation services rendered during YTD 2022.

Salaries and benefits (YTD 2022 – $3,347,884; YTD 2021 – $2,176,185; Variance – $1,171,699)

The Company incurred expenses for salaries and benefits of $3,347,884 for YTD 2022, as compared to $2,176,185 for YTD 2021, representing an increase of $1,171,699. This was due mainly to increased personnel headcount as the Company has set up its new headquarters and management team in McLean, Virginia close to the Washington DC metropolitan area and its continued effort in the buildout of its research and development pilot plant. As at July 31, 2022, the Company had 30 employees including 9 senior management members. As at July 31, 2021, the Company had 22 employees including 5 senior management members. Certain senior management members’ salaries were also adjusted to be in line with industry standards.

Interest (YTD 2022 – $1,021,443; YTD 2021 – $64,576; Variance – $956,867)

The Company incurred interest expense of $1,021,443 during YTD 2022, as compared to $64,576 during YTD 2021. On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the June 2021 Convertible Debenture from a hybrid financial instrument to a convertible debt instrument with a beneficial conversion feature. The Company allocated the intrinsic value of the beneficial conversion feature of the June 2021 Convertible Debenture capped at the face value of $1,500,000 to additional paid-in capital and recognized a debt discount of the same amount to be amortized as interest expense over the period from issuance date to maturity date using the effective interest method. During the quarter ended April 30, 2022, the Company also allocated the intrinsic value of the beneficial conversion feature of the April 2022 Convertible Debenture of $240,000 to additional paid-in capital and recognized a debt discount of the same amount to be amortized as interest expense until its maturity. The increase of $956,867 in interest in YTD 2022 was attributable primarily to the interest expense of $814,717 from the amortization of the debt discount on partial conversion of the June 2021 Convertible Debenture during the period.

Stock-based compensation [YTD 2022 – $466,368; YTD 2021 – $1,057,013; Variance – ($590,645)]

In YTD 2022, the Company recorded stock-based compensation of $466,368 upon the grant of 1,250,000 stock options to an officer and certain employees, and the vesting of stock options of certain employees. In YTD 2021, the Company recorded $1,057,013 in stock-based compensation on stock options granted to certain directors, officers, employees and consultants. This resulted in a non-cash variance of $590,645 between the two reporting periods. The adoption of our 2021 Equity Incentive Plan which was approved by our shareholders during Fiscal 2021 is intended to promote our long-term financial interests and growth by attracting and retaining management and other personnel and key service providers with the training, experience and ability to enable them to make a substantial contribution to the success of our business. Moreover, our 2021 Equity Incentive Plan aims to align the interests of eligible participants with those of our shareholders through opportunities for increased equity-based ownership in our company.

Other Income (Expense)

Other expense was $5,205,669 for YTD 2022, as compared to $931,106 for YTD 2021. The negative variance of $8,722,328 in other expense was non-cash and was due mainly to the reclassification of warrants and broker warrants as derivative liability and the subsequent fair value re-measurement, and the accounting treatment of its convertible debentures resulted from the Company’s functional currency change. The variances were comprised of:

Change in fair value of warrant liability [YTD 2022 – ($5,223,759); YTD 2021 – $nil; Variance – ($5,223,759)]

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of its outstanding warrants and broker warrants denominated in Canadian dollar as derivative liability measured at fair value through other income (expense) in the Company’s consolidated statements of loss and comprehensive loss at the end of each reporting period. The Company issued common share purchase warrants denominated in Canadian dollar on conversion of the July 2021 Convertible Debenture and recognized additional derivative liability of $67,155 in Q3 2022. For YTD 2022, the Company recognized a net non-cash loss of $5,223,759 on reclassification, new recognition and re-measurement of its derivative liability of warrants and broker warrants. There was no warrant liability in YTD 2021.

Change in fair value of derivative liability [YTD 2022 – $359,643; YTD 2021 – ($790,197); Variance – $1,149,840]

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the July 2021 Convertible Debenture from a convertible debt instrument with a beneficial conversion feature to a hybrid financial instrument comprised of a debt host liability and an embedded derivative liability. The debt host liability of the convertible note will be amortized at cost, with the embedded derivative liability measured at fair value through other income (expense) in the Company’s consolidated statements of loss and comprehensive loss at the end of each reporting period. For YTD 2022, the Company recognized a non-cash gain of $359,643 on re-measurement and conversion of its July 2021 Convertible Debenture on its conversion on April 22, 2021. For YTD 2021, the Company recognized a non-cash loss $790,197 on re-measurement of its July 2020 Convertible Debenture, June 2021 Convertible Debenture and July 2021 Convertible Debenture.

Loss on recognition of debt host liability [YTD 2022 – ($341,553); YTD 2021 – ($140,909); Variance – ($200,644)]

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of the July 2021 Convertible Debenture from a convertible debt instrument with a beneficial conversion feature to a hybrid financial instrument. The embedded derivative liability was valued at $421,095 (CA$529,400) which exceeded the face value of the note itself of $79,542 (CA$100,000), the debt host liability was then assigned a face value of $1, with an immediate loss of $341,553 (CA$429,400) on recognition of the debt host liability during YTD 2022. On issuance date of the June 2021 Convertible Debenture in Q3 2021, its embedded derivative liability was valued at $1,646,600 which exceeded the face value of the note itself of $1,500,000, the fair value of the debt host liability was then determined to be $1, with an immediate loss of $140,909 on recognition of the debt host liability during YTD 2021.

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

Other Income (Expense)

Other income (expense) consists of non-cash change in fair value of derivative liability of convertible debentures, warrants and broker warrants, and non-cash loss on recognition of debt host liability.

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

Liquidity and Capital Resources

As of July 31, 2022 and October 31, 2021, we had total current liabilities of $7,440,511 and $10,891,270, respectively, and current assets of $798,259 and $1,233,954, respectively, to meet our current obligations. As of July 31, 2022, we had a working capital deficiency of $6,642,252, an increase of working capital of $3,015,064 as compared to October 31, 2021, driven primarily by non-cash items including the reclassification of warrants and broker warrants as derivative liability resulted from the Company’s functional currency change and the periodic re-measurement at fair value through other income (expense) in the Company’s consolidated statements of loss and comprehensive loss, partly offset by a decrease in derivative liability due to reclassifications of convertible debentures also resulted from the Company’s functional currency change.

On November 1, 2021, the Company’s functional currency change resulted in the reclassification of its outstanding warrants and broker warrants denominated in Canadian dollar as derivative liability measured at fair value through other income (expense) at the end of each reporting period. As at July 31, 2022, the derivative liability of warrants and broker warrants were valued at $57,080 (October 31, 2021 – $nil) and $nil (October 31, 2021 – $nil), respectively.

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

We have a history of operating losses. We have not yet achieved profitable operations and expect to incur further losses. We have funded our operations primarily from equity and debt financing. As of July 31, 2022, cash generated from financing activities was not sufficient to fund operations and, in particular, to fund our growth strategy in the short-term or long-term. As a result, we raised additional funds from equity and debt financing transactions during YTD 2022 and Fiscal 2021 as discussed below under “Recent Financing Transactions.” The primary need for liquidity is to fund working capital requirements of the business, including operational and business development expenses, develop and construct our planned research and development pilot magnesium production facility and the capital expenditures associated with that project. The primary source of liquidity has primarily been private financing transactions. The ability to fund operations, to make planned capital expenditures, to execute on the development and operation of our planned research and development pilot facility, to develop a full-scale commercial magnesium production facility and to make scheduled debt and rent payments and to repay or refinance indebtedness depends on our ability to raise funds from debt and/or equity financing which is subject to prevailing economic conditions and financial, business and other factors, some of which are beyond our control. There can be no assurance that additional financing will be available to us when needed or at all, or obtained on commercially reasonable terms acceptable to us.

As of July 31, 2022, there have not been any meaningful impact or disruptions to our operations as a result of the COVID-19 pandemic. We continue to assess the impact of COVID-19 on an ongoing basis.

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

On August 11, 2021, we closed a non-brokered private placement and issued 3,827,601 units at a price of CAD$0.55 ($0.44) per unit (the “Unit”) for gross proceeds of $1,683,336 (CAD$2,105,180, the “August 2021 Private Placement”). Each Unit in this offering consists of one share of our common stock and one common share purchase warrant exercisable at a price of CAD$0.65 ($0.52) per share for a period of eighteen months from the date of issuance. We incurred aggregate share issue costs of $124,923, and an additional $8,444 in the following fiscal year, in connection with this offering.

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

During the fiscal year ended October 31, 2021, upon the exercise of stock options we issued an aggregate 2,000,000 common shares at a price of CAD$0.05 per share for gross proceeds of $80,058 (CAD$100,000), an aggregate 200,000 common shares at a price of CAD$0.11 per share for gross proceeds of $17,456 (CAD$22,000), an aggregate 300,000 common shares at a price of CAD$0.12 per share for gross proceeds of $29,096 (CAD$36,000), an aggregate 100,000 common shares at a price of CAD$0.13 per share for gross proceeds of $10,315 (CAD$13,000), and an aggregate 30,000 common shares at a price of CAD$0.16 per share for gross proceeds of $3,809 (CAD$4,800). Upon exercise, $121,932 (CAD$152,218) previously recorded in additional paid-in capital was reclassified to share capital.

Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by Sam Ataya, a director and officer of our Company, is eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. The agreement was amended on January 2, 2019, extending the term from six months to three years and six months. During the fiscal year ended October 31, 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CAD$0.65 per share for a fair value of $4,796,832 (CAD$5,956,226) as share issue costs.

On November 4, 2021, we issued 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants and 500,000 Class B Warrants. On December 13, 2021, we issued 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants and 500,000 Class B Warrants. On January 20, 2022, we issued a further 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants and 500,000 Class B Warrants. Each Class A Warrant is exercisable at a price of $0.13 until June 10, 2026 and each Class B Warrant is exercisable at a price of $0.19 until June 10, 2026. We incurred aggregate share issue costs of $1,361.

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

On March 10, 2022, we issued 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants and 500,000 Class B Warrants. On April 27, 2022, we issued a further 2,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 2,000,000 common shares, 1,000,000 Class A Warrants and 1,000,000 Class B Warrants. Each Class A Warrant is exercisable at a price of $0.13 until June 10, 2026 and each Class B Warrant is exercisable at a price of $0.19 until June 10, 2026.

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

Pursuant to the terms of the 2022 Securities Purchase Agreement, we also entered into a registration rights agreement dated April 14, 2022 (the “2022 Registration Rights Agreement”). Pursuant to the terms of the 2022 Registration Rights Agreement, we agreed to prepare and file with the SEC a registration statement covering the resale of all shares issued or issuable upon conversion of the April 2022 Convertible Debenture, upon exercise of the respective warrants of the April 2022 Convertible Debenture, upon conversion of the June 2021 Debenture, and upon exercise of the respective warrants of the June 2021 Convertible Debenture. We agreed to file the registration statement with the SEC within 30 days following April 14, 2022 and to use best efforts to have the registration statement declared effective by the SEC within 60 days following April 14, 2022 if the SEC does not review it or by August 12, 2022 if the SEC reviews it. In the event we fail to file the registration statement or such registration statement is not declared effective within the time periods noted above or such registration statement is not kept effective while any of the securities registered pursuant to such registration statement, we will be obligated to pay the holder of the debentures a penalty in cash, in the amount of $20,000 on the date of such failure and on the 30th day of each month following such failure. The 2022 Registration Rights Agreement contains customary indemnification provisions. On May 25, 2022, we filed a Form S-1 Registration Statement with the SEC. On July 12, 2022, the Company’s Form S-1 Registration Statement filed with the SEC was declared effective.

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

During the three months ended April 30, 2022, we issued a total of 750,000 common shares on the exercise of stock options at a price of CAD$0.05 per share for gross of $29,715 (CAD$37,500). Upon exercise, $22,203 previously recorded in additional paid-in capital was reclassified to share capital.

On April 18, 2022, we announced a non-brokered private placement priced at $0.25 per unit (the “Unit”) to raise gross proceeds of up to $3,000,000 (the “April 2022 Private Placement”). Each Unit in this offering consists of one share of our common stock and one common share purchase warrant exercisable at a price of $0.45 per share for a period of one year from the date of issuance. On May 9, 2022, we closed the first tranche of the April 2022 Private Placement issuing 1,727,000 Units for gross proceeds of $431,750. On June 3, 2022, we closed the second and final tranche of this offering consisting of 740,000 Units for gross proceeds of $185,000. We issued an aggregate 2,467,000 Units for aggregate gross proceeds of $616,750. We incurred aggregate share issue costs of $23,182 in connection with this offering.

On June 8, 2022, we issued 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants and 500,000 Class B Warrants. On July 13, 2022, we issued a further 1,000,000 units on partial conversion of the June 2021 Convertible Debenture, for a total of 1,000,000 common shares, 500,000 Class A Warrants and 500,000 Class B Warrants. Each Class A Warrant is exercisable at a price of $0.13 until June 10, 2026 and each Class B Warrant is exercisable at a price of $0.19 until June 10, 2026.

During the three months ended July 31, 2022, upon the exercise of common share purchase warrants, we issued an aggregate 8,131,975 common shares at a price of CA$0.19 per share for gross proceeds of $1,205,077 (CA$1,545,075) and 800,000 common shares at a price of CA$0.05 per share for gross proceeds of $31,051 (CA$40,000). A total of 17,414,239 warrants and 13,725 broker warrants expired unexercised.

During the three months ended July 31, 2022, upon the exercise of stock options, we issued an aggregate 250,000 common shares at a price of CA$0.13 per share for gross proceeds of $25,340 (CA$32,500), 150,000 common shares at a price of CA$0.12 per share for gross proceeds of $13,853 (CA$18,000) and 600,000 common shares at a price of CA$0.05 per share for gross proceeds of $23,272 (CA$30,000). Upon exercise, $48,060 previously recorded in additional paid-in capital was reclassified to share capital.

Cash Flows

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended July 31, 2022 and 2021, were as follows:

	Nine Months Ended
	July 31,
	2022	2021
	$	$
Net Cash Used in Operating Activities	(5,985,595)	(4,016,689)

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2022 and 2021, were as follows:

	Nine Months Ended
	July 31,
	2022	2021
	$	$
Net Cash Used in Investing Activities	(2,252,600)	(1,779,316)

Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended July 31, 2022 and 2021, were as follows:

	Nine Months Ended
	July 31,
	2022	2021
	$	$
Net Cash Provided by Financing Activities	7,800,103	6,133,785

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report on Form 10-Q, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on our results of operations or financial condition, including, and without limitation, such considerations as liquidity and capital resources.

Contractual Obligations

As of July 31, 2022, we have the following obligations to make future payments, representing contracts and other commitments that are known and committed.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	$	$	$	$	$
Lease obligations – premises	588,939	344,839	244,100	–	–
Lease obligations – machines	22,222	13,781	7,886	555	–
Debt and interest obligations	3,345,929	895,518	2,450,411	–	–
Total	3,957,090	1,254,138	2,702,397	555	–

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

Transactions with Related Parties

Deposits held by related parties

Included in our current assets are the following amounts due from related parties:

	As of July 31, 2022	As of October 31, 2021
	$	$
Deposits held by a director and officer	349,338	291,481
Deposits held by an officer	–	194,981
Deposits held by related parties	349,338	486,462

Due to related parties

Included in our current liabilities are the following amounts due to related parties:

	As of July 31, 2022	As of October 31, 2021
	$	$
Wages payable to directors and officers	505,544	357,500
Benefits payable to directors and officers	725,261	539,209
Fees and expenses payable to directors and officers	290,029	127,878
Interest due to a shareholder	–	2,230
Total due to related parties	1,520,834	1,026,817

Leases

We have entered into a sublease agreement with a company controlled by Sam Ataya, a director and officer of our Company, for our Canadian office at 580 Hornby Street, Suite 900, Vancouver, British Columbia, Canada V6C 3B6. The lease had a two-year term from April 1, 2021 to March 31, 2023 and required a monthly payment of CAD$9,794 for a total of CAD$235,056.

Scope of Work Agreement

Pursuant to an agreement entered on August 29, 2018 and which was approved by the TSX-V on September 12, 2018, a company controlled by Sam Ataya, a director and officer of our Company, is eligible to receive up to 5% of the issued and outstanding common shares of the Company as at August 28, 2018 for up to $5 million raised. The agreement was amended on January 2, 2019, extending the term from six months to three years and six months. During Fiscal 2021, the commitment was met. On November 3, 2021, the Company issued 9,163,425 common shares at a price of CAD$0.65 per share for a fair value of $4,796,832 (CAD$5,956,226) as share issue costs.

Recent Accounting Pronouncements

The following GAAP standards have been recently issued by the Financial Accounting Standards Board (the “FASB”). We are assessing the impact of these new standards on our consolidated financial statements. We have elected to take advantage of the extended transition period allowed for emerging growth companies for complying with new or revised accounting guidance as allowed by Section 107 of the JOBS Act and Section 7(a)(2)(B) of the Securities Act. Pronouncements that are not applicable or where it has been determined do not have a significant impact on us have been excluded herein.

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

Significant changes in economic facts and circumstances have occurred in Western Magnesium Corporation’s operations which resulted in the change of its functional currency to the United States dollar from the Canadian dollar effective November 1, 2021. For both monetary and non-monetary assets and liabilities, translated balances at the end of the prior period become the new accounting basis. The rate on the date of change becomes the historical rate at which non-monetary assets and liabilities are translated in subsequent years. There is no effect on the cumulative translation adjustment on the consolidated basis. Previously recorded cumulative translation adjustments are not reversed. Effects of change in functional currency included the reclassifications of convertible debentures and warrants and broker warrants.

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

Significant Judgments

The most significant judgments, apart from those involving estimates, in applying accounting policies in our consolidated financial statements include:

●	the assessment of the Company’s ability to continue as a going concern and whether there are events or conditions that may give rise to substantial doubt;
●	whether there are indicators of impairment of the Company’s exploration and evaluation assets and other non-current assets;
●	the classification of financial instruments; and
●	determination of functional currency.

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

There have been no changes in risks that have arisen or how the Company manages those risks during the nine months ended July 31, 2022.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2022. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of July 31, 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following information represents securities sold by us during the quarter ended July 31, 2022 which were not registered under the Securities Act. Included are new issues, securities issued in exchange for property, services or other securities, securities issued upon conversion from our other share classes and new securities resulting from the modification of outstanding securities. We sold all of the securities listed below pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act, or Regulation D or Regulation S promulgated thereunder and Section 3(a)(10) of the Securities Act.

Common Stock

On May 9, 2022, in connection with a non-brokered private placement, 1,727,000 units were issued to private investors at a price of $0.25 per share for gross proceeds of $431,750. Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of $0.45 per share for a period of one year.

On June 3, 2022, in connection with a non-brokered private placement, 740,000 units were issued to private investors at a price of $0.55 per share for gross proceeds of $185,000. Each unit consists of one common share and one common share purchase warrant exercisable into one common share at a price of $0.45 per share for a period of one year.

On June 8, 2022, in connection with a partial conversion of the June 2021 Convertible Debenture, we issued 1,000,000 units to a private investor for a total of 1,000,000 common shares, 500,000 Class A Warrants exercisable at a price of $0.13 until June 10, 2026, and 500,000 Class B Warrants exercisable at a price of $0.19 until June 10, 2026. On July 12, 2022, the Form S-1 Registration Statement we filed with the SEC was declared effective, effectively covering the resale of the above shares and warrants issued in connection with the conversion of the June 2021 Convertible Debenture.

During the three months ended July 31, 2022, upon the exercise of common share purchase warrants, we issued an aggregate 8,131,975 common shares at a price of CA$0.19 per share for gross proceeds of $1,205,077 (CA$1,545,075) and 800,000 common shares at a price of CA$0.05 per share for gross proceeds of $31,051 (CA$40,000). A total of 17,414,239 warrants and 13,725 broker warrants expired unexercised.

During the three months ended July 31, 2022, upon the exercise of stock options, we issued an aggregate 250,000 common shares at a price of CA$0.13 per share for gross proceeds of $25,340 (CA$32,500), 150,000 common shares at a price of CA$0.12 per share for gross proceeds of $13,853 (CA$18,000) and 600,000 common shares at a price of CA$0.05 per share for gross proceeds of $23,272 (CA$30,000), and reclassified $48,060 from additional paid-in capital to share capital.

Debt Securities

Not applicable.

Other Issuances

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTERN MAGNESIUM CORPORATION

Date: October 31, 2022	By:	/s/ Sam Ataya
Sam Ataya
Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2022	By:	/s/ Stephen Thorlakson
Stephen Thorlakson
Chief Financial Officer (Principal Financial and Accounting Officer)

